Form 10QSB
period 1996-05-31
WILSHIRE TECHNOLOGIES INC
filed 1996-07-15
CIK 891762

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - -------  ACT OF 1934
                   For the quarterly period ended May 31, 1996

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - -------  ACT OF 1934

          For the transition period from               to
                                         -------------    ------------

                         COMMISSION FILE NUMBER 0-20866

                           WILSHIRE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

          CALIFORNIA                                    33-0433823
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                          5441 AVENIDA ENCINAS, STE. A
                           CARLSBAD, CALIFORNIA 92008
                    (Address of principal executive offices)

                                 (619) 929-7200
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X              No
     -----                -----

         The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,931,885 on June 30, 1996.

         Transitional Small Business Disclosure Format,  Yes       No   X
                                                             -----    -----

================================================================================

                           WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB

- - --------------------------------------------------------------------------------
PART 1 - FINANCIAL INFORMATION                                              PAGE
- - --------------------------------------------------------------------------------

Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets as of
             May 31, 1996 and November 30, 1995                               3

             Condensed Consolidated Statements of Operations
             for the Quarter Ended May 31, 1996 and
             May 31, 1995                                                     5

             Condensed Consolidated Statements of Operations
             for the Six Months Ended May 31, 1996 and
             May 31, 1995                                                     6

             Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended May 31, 1996 and
             May 31, 1995                                                     7

             Notes to Condensed Consolidated Financial Statements             8

Item 2.   Management's Discussion and Analysis
          or Plan of Operation                                               12

- - --------------------------------------------------------------------------------
PART II - OTHER INFORMATION
- - --------------------------------------------------------------------------------

Item 1.   Legal Proceedings                                                  15

Item 2.   Changes in Securities                                              15

Item 3.   Defaults Upon Senior Securities                                    15

Item 4.   Submission of Matters to a Vote of Security Holders                15

Item 5.   Other Information                                                  15

Item 6.   Exhibits and Reports on Form 8-K                                   16

Signatures                                                                   17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     May 31,      November 30,
                                                                      1996            1995
                                                                   ----------      ----------
                                                                   (Unaudited)        (Note)
ASSETS

Current assets:
     Cash                                                          $   90,000      $   18,000
     Accounts receivable trade, less allowance for doubtful
        accounts of $4,000 and $49,000 at May 31,
        1996 and  November 30, 1995, respectively                     391,000         675,000
     Inventories (Note 2)                                             933,000       1,085,000
     Net current assets of the discontinued business (Note 7)         440,000            --
     Note Receivable from Advanced Materials, Inc.
        plus accrued interest of $45,000 (Note 3)                   1,235,000            --
     Other current assets                                             198,000         259,000
                                                                   ----------      ----------
Total current assets                                                3,287,000       2,037,000

Property and equipment, less accumulated depreciation
     of $626,000 and $903,000 at May 31, 1996 and
     November 30, 1995, respectively                                  674,000         931,000

Note Receivable from Advanced Materials, Inc.,
     net of $750,000 deferred gain (Note 3)                              --         1,000,000
Note Receivable from the sale of discontinued business,
     less current portion (Note 7)                                    369,000            --
License agreements                                                       --           259,000
Goodwill, less accumulated amortization of $631,000
     and $350,000 at May 31, 1996 and November 30,
     1995, respectively                                               482,000         763,000
Other assets                                                          147,000         310,000
                                                                   ----------      ----------
                                                                   $4,959,000      $5,300,000
                                                                   ==========      ==========

    Note: The condensed consolidated balance sheet at November 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        May 31,         November 30,
                                                                         1996               1995
                                                                     ------------       ------------
                                                                      (Unaudited)          (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

Current liabilities:
     Accounts payable                                                $    879,000       $    915,000
     Accrued expenses                                                     815,000          1,030,000
     Interest Payable                                                      10,000            989,000
     Line of Credit (Note 4)                                            1,000,000               --
     Current portion of long-term debt (Note 4)                              --                2,000
                                                                     ------------       ------------
Total current liabilities                                               2,704,000          2,936,000

Long-term debt, less current portion (Note 4)                                --            7,637,000

Shareholders' equity (net capital deficiency)
     Preferred stock, no par value, 2,000,000 shares authorized
        and none issued and outstanding                                      --                 --
     Common stock, no par value, 50,000,000 shares
        authorized; 12,931,885 shares and 4,490,455 shares
        issued and outstanding at May 31, 1996 and
        November 30, 1995, respectively.                               25,850,000         17,071,000
     Common stock warrants                                                275,000            418,000
     Deficit                                                          (23,870,000)       (22,762,000)
                                                                     ------------       ------------
Total shareholders' equity (net capital deficiency)                     2,255,000         (5,273,000)
                                                                     ------------       ------------

                                                                     $  4,959,000       $  5,300,000
                                                                     ============       ============

    Note: The condensed consolidated balance sheet at November 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended May 31,
                                                -------------------------------
                                                    1996               1995
                                                ------------       ------------
Continuing operations:

Net sales                                       $    884,000       $    820,000
Cost of sales                                        709,000            454,000
                                                ------------       ------------
Gross profit                                         175,000            366,000

Operating expenses:
     Marketing and selling                           153,000            154,000
     General and administrative                      508,000            462,000
     Research and development                        164,000            171,000
     Loss from joint venture (Note 6)                   --               59,000
                                                ------------       ------------
Total operating expenses                             825,000            846,000
                                                ------------       ------------

Loss from operations                                (650,000)          (480,000)
Other income                                         191,000               --
Interest income (expense), net                        15,000           (185,000)
                                                ------------       ------------
Loss before provision
     for state income taxes                         (444,000)          (665,000)

Provision for state income taxes - current              --                 --
                                                ------------       ------------

Loss from continuing operations                 $   (444,000)      $   (665,000)

Loss from discontinued operations (Note 7)           (24,000)              --
                                                ------------       ------------

Net loss                                        $   (468,000)      $   (665,000)
                                                ============       ============

Weighted average shares outstanding               12,931,885          4,490,455
                                                ============       ============

Loss per share:
     Loss from continuing operations            $      (0.03)      $      (0.15)
     Loss from discontinued operations                  --                 --
                                                ------------       ------------
     Net loss per share                         $      (0.03)      $      (0.15)
                                                ============       ============

See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Six Months Ended May 31,
                                                -------------------------------
                                                    1996               1995
                                                ------------       ------------
Continuing operations:

Net sales                                       $  1,722,000       $  1,693,000
Cost of sales                                      1,473,000          1,069,000
                                                ------------       ------------
Gross profit                                         249,000            624,000

Operating expenses:
     Marketing and selling                           282,000            257,000
     General and administrative                      935,000            906,000
     Research and development                        257,000            340,000
     Loss from joint venture (Note 6)                   --              127,000
                                                ------------       ------------
Total operating expenses                           1,474,000          1,630,000
                                                ------------       ------------

Loss from operations                              (1,225,000)        (1,006,000)
Other income                                         192,000              1,000
Interest income (expense), net                       (68,000)          (392,000)
                                                ------------       ------------
Loss before provision
     for state income taxes                       (1,101,000)        (1,397,000)

Provision for state income taxes - current             1,000              1,000
                                                ------------       ------------

Loss from continuing operations                 $ (1,102,000)      $ (1,398,000)

Loss from discontinued operations (Note 7)            (6,000)              --
                                                ------------       ------------

Net loss                                        $ (1,108,000)      $ (1,398,000)
                                                ============       ============

Weighted average shares outstanding               11,271,276          4,490,455
                                                ============       ============

Loss per share:
     Loss from continuing operations            $      (0.10)      $      (0.31)
     Loss from discontinued operations                  --                 --
                                                ------------       ------------
     Net loss per share                         $      (0.10)      $      (0.31)
                                                ============       ============

See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months Ended May 31,
                                                                 -----------------------------
                                                                    1996              1995
                                                                 -----------       -----------
OPERATING ACTIVITIES

Net loss                                                         $(1,108,000)      $(1,398,000)
Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                            175,000           322,000
            Provision for loss on accounts receivable                (25,000)             --
            Loss on sale of property and equipment                      --               5,000
            Loss on sale of discontinued operations                    6,000              --
            Net change in operating assets and liabilities:
                Increase in accounts receivable                      (13,000)         (313,000)
                (Increase) decrease in inventories                  (160,000)           19,000
                Decrease in other current assets                      61,000            94,000
                Increase (decrease) in accounts payable and
                 accrued expenses                                      9,000          (467,000)
                Increase in interest payable                         118,000           415,000
                Decrease in amounts due to joint venture                --             (11,000)
                                                                 -----------       -----------
Net cash used in operating activities                               (937,000)       (1,334,000)
                                                                 -----------       -----------

INVESTING ACTIVITIES
Purchase of equipment                                                (49,000)           (3,000)
Proceeds from sale of property and equipment                            --               5,000
Decrease in other assets                                              58,000            42,000
                                                                 -----------       -----------
Net cash provided by (used in) investing activities                    9,000            44,000
                                                                 -----------       -----------

FINANCING ACTIVITIES
Proceeds from line of credit and long-term debt                    1,000,000         1,700,000
Payments on notes payable and long-term debt                            --             (16,000)
                                                                 -----------       -----------
Net cash provided by financing activities                          1,000,000         1,684,000
                                                                 -----------       -----------

NET INCREASE (DECREASE) IN CASH                                       72,000           394,000
CASH - BEGINNING OF PERIOD                                            18,000            75,000
                                                                 -----------       -----------
CASH - END OF PERIOD                                             $    90,000       $   469,000
                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         In January, 1996, the Company completed an Exchange Agreement with Trilon Dominion Partners, LLC, pursuant to which the Company exchanged long-term debt and accrued interest for common stock (See Note 4).

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Wilshire Technologies, Inc. (the "Company") develops, manufactures and markets engineered polymer products for industrial clean room use. The Company, based in California and Texas, operates through three divisions - - Wilshire Contamination Control ("WCC"), Wilshire Medical Products ("WMP"), Wilshire Transdermal Products ("WTP"), and a wholly-owned subsidiary, Wilshire Gloves, Ltd. ("WGL"). The Company has divested the Medical Products division, and will focus primarily on products used in industrial clean rooms, such as gloves and contamination control products.

The consolidated financial statements include the accounts of the Company's three divisions and wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended May 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1995.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses since its inception in 1990, including a loss of $468,000 for the quarter ended May 31, 1996. In addition, there exist unsettled claims related to the breast implant litigation (see Note 5).

In March, 1996, the Board of Directors authorized management to proceed with the sale of the assets of the Medical Products division which was completed on June 30, 1996, pursuant to a Purchase of Assets and Assumption of Sublease Agreement with Acacia Laboratories of Texas, Inc. (See Note 7). The disposition of this business has been accounted for as a discontinued operation. Accordingly, the financial statements of all prior periods have been restated to exclude the results of the Medical Products division from the results of continuing operations.

In addition to completing the above mentioned transaction, management is attempting to raise additional capital to fund its ongoing operations. While management believes it will be successful, there are no assurances that sufficient funds will be available to meet the Company's requirements to fund operations beyond November 30, 1996. The ultimate outcome of this uncertainty cannot be determined and the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                                           MAY 31,             NOVEMBER 30,
                                            1996                    1995
                                     -------------------     -------------------
Raw materials                              $434,000                $411,000
Work in process                             336,000                 159,000
Finished goods                              162,000                 515,000
                                     ===================     ===================
                                           $933,000              $1,085,000
                                     ===================     ===================

3. NOTE RECEIVABLE

Pursuant to an Asset Purchase Agreement dated August 4, 1992 (the "Divestiture"), the Company sold the assets of its foam products division to Wilshire Advanced Materials, Inc. ("Advanced Materials"), assigned its Carson, California and Dallas, Texas facilities to Advanced Materials, and subleased a portion of the Dallas and Carson facilities back from Advanced Materials. In connection with this purchase, Advanced Materials issued to the Company a secured subordinated promissory note in the amount of $1.0 million requiring quarterly payments of interest at prime plus 2% per annum with the principal due in full on December 3, 1997.

Pursuant to a second Asset Purchase Agreement dated November 23, 1993, the Company sold its OEM medical division to Advanced Materials for a purchase price of approximately $2.3 million, of which approximately $1.6 million was payable shortly following the transfer of the division and $750,000 was represented by an amendment and restatement of the existing secured subordinated promissory note to increase the principal amount from $1.0 million to $1.75 million. The note bears interest at the rate of prime plus 2% per annum, with interest payable quarterly and principal payable at maturity on December 3, 1997. The payments aggregating approximately $1.6 million were received in the first and second quarters of fiscal 1994.

On July 3, 1996, pursuant to a Release Agreement, Advanced Materials, Inc. paid the Company $1,190,000 in full and final payment of all remaining principal and interest on the amended and restated secured subordinated promissory note dated November 23, 1993. Accordingly, the Company has released $190,000 of the reserve against the note to state the note at its net realizable value, which is included in other income in the accompanying statement of operations. The note has been presented as a current asset on the accompanying balance sheet as of May 31, 1996.

4. LONG-TERM DEBT

On January 5, 1996, the Company and Trilon Dominion Partners, LLC ("Trilon Dominion") entered an Exchange Agreement to exchange the note payable dated May 13, 1994, the note payable dated November 18, 1994 including the five amendments, and the accrued interest on these notes, all of which totaled approximately $8.8 million, for 8,441,430 shares of common stock valued at $1.04 per share. In addition, Trilon Dominion surrendered the warrants dated May 13, 1994 and November 18, 1994, entitling it to purchase 1,507,398 shares (after dilution adjustments) of the Company's common stock.

Also, on January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1 million secured by the Company's assets. Under the terms of the Agreement, the principal is due on June 30, 1996 and the interest is payable monthly at a rate of prime plus 3.75%. In connection with the loan, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.75 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on January 5, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which only becomes exercisable if the Company does not pay Trilon Dominion the principal and interest due on June 30, 1996. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on June 30, 1996, which was $1.75 per share and it expires on January 5, 2001. The holder of each of such five-year warrants may, without payment to the Company, convert the warrant in whole or in part into shares of the Company's common stock having a market value equal to the difference between (x) the market value per share of common stock multiplied by the number of warrants that are converted and (y) the warrant exercise price, multiplied by the number of warrants that are converted.

Pursuant to the Agreement, the Company used part of the proceeds of the credit line to repay the $400,000 borrowed from Trilon Dominion under the sixth amendment to the November 18, 1994 Credit Agreement, plus the interest accrued on that amount.

On June 30, 1996, the Company and Trilon Dominion entered into an Amendment to the Agreement whereby the termination date was changed from June 30, 1996, to December 31, 1996.

5. COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION AND SHAREHOLDER LAWSUITS AND SEC INVESTIGATION

During the first six months of 1996, there have been no significant developments in the breast implant litigation or the shareholder lawsuits and SEC investigation. For information regarding these legal proceedings, refer to the information contained in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1995 under Note 6 to the financial statements included therein.

LICENSE AGREEMENTS AND RELOCATION COSTS

In 1993, the Company entered into two ten year worldwide License Agreements for a proprietary polyurethane material with Innovative Technologies, Ltd., ("IT") a company based in the United Kingdom.

On April 18, 1996, the Company completed two additional Agreements with IT related to the License Agreements noted above. Pursuant to these Agreements, the Company transferred certain rights under the License Agreements back to IT, and IT cancelled $642,000 in minimum royalties which the Company had accrued under the License Agreements. As a consequence of these additional Agreements, the Company has written off the net book value of the License Agreements, and has deferred the gain against $450,000 of estimated relocation costs of the developmental glove plant which will be relocated from the IT facility in the U.K.

6. INVESTMENT IN JOINT VENTURE

On February 17, 1993 the Company and Intelligent Pharmaceuticals Corporation ("IPC") entered into an agreement forming Wilshire Transdermal Products, a 50/50 joint venture (the "JV"). The JV was established primarily to develop and commercialize, on a worldwide basis, over-the-counter transdermal products in the non-prescriptive market. In May, 1995, the JV received an approval from the Mexican Ministry of Health for its first transdermal product, TrimPatch(TM). TrimPatch(TM) is an appetite suppressant delivered through a transdermal patch that has been in development for more than two years.

On October 31, 1995, the Company entered a buy-out agreement with IPC, whereby the Company purchased all of IPC's interest in the joint venture. The purchase price is equal to the amount of documented costs paid by IPC on behalf of the joint venture, not to exceed $1,250,000. The total price will be paid as a percentage of TrimPatch(TM) sales and such payments will be charged against the results of operations. Through May 31, 1996, there have been no sales of TrimPatch(TM).

Prior to the purchase of IPC's interest and the consolidation of Wilshire Transdermal Products, the Company used the equity method to record the profit and loss of the JV operation. However, 100% of the JV losses, totaling $3,506,000 since the formation of JV, including $59,000 in the quarter ended May 31, 1995, were recorded into the net loss of the Company due to the JV partner's inability to fund its share of the JV losses.

7. DISCONTINUED OPERATIONS

On June 30, 1996, pursuant to a Purchase of Assets and Assumption of Sublease Agreement, the Company sold certain assets of the Wilshire Medical Products division ("WMP") to Acacia Laboratories of Texas, Inc. ("Acacia"), a wholly-owned subsidiary of Acacia Laboratories, Inc., a California corporation, that does business under the name of Horizon Medical, Inc. The assets sold consisted of equipment, inventory, accounts receivable, patents, trademarks, trade names, and regulatory approvals used in the Medical Products business. The purchase price of $1,082,000 consisted of $200,000 cash at closing, $342,000 in accounts receivable to be collected by the Company, and $540,000 in a secured, fully amortized, 36 month promissory note in favor of the Company, bearing interest at the rate of 5% per annum.

Sales of WMP for the second quarter and six months ended May 31, 1996, and 1995 were as follows:

                       Three Months Ended May 31,                 Six Months Ended May 31,
                   ------------------------------------      ------------------------------------
                        1996                 1995                 1996                 1995
                   ---------------      ---------------      ---------------      ---------------
    Net Sales         $558,000             $417,000             $888,000             $716,000

The effect on the results of operations from the sale of the WMP division was as follows:

                                              Three Months Ended May           Six Months Ended May
                                                     31, 1996                        31, 1996
                                             -------------------------       -------------------------
Income from operations of discontinued                $   --                         $ 18,000
     business
Loss on disposal of discontinued                      $(24,000)                      $(24,000)
     business, net of estimated operating
     results of $67,000 during phase-out
     period.
                                             -------------------------       -------------------------
         Total                                        $(24,000)                      $ (6,000)

Current assets of $706,000 and current liabilities of $266,000 related to WMP are included in the balance sheet dated May 31, 1996, as net current assets of the discontinued business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

NET SALES

WCC and WGL market their products directly to end users through an internal sales force utilizing outside distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped. WTP did not record sales in 1995, or the first six months of 1996.

Quarter

Net Sales increased by $64,000 (7.8%) to $884,000 in the second quarter of 1996 from $820,000 in the second quarter of 1995, primarily due to increased sales of contamination control products.

Six Months

Net Sales increased by $29,000 (1.7%) to $1,722,000 in the first six months of 1996 from $1,693,000 in the first six months of 1995, primarily due to increased shipments of contamination control products.

GROSS PROFIT

Quarter

Gross profit decreased by $191,000 to $175,000 in the second quarter of 1996 from $366,000 in the second quarter of 1995, primarily due to the start-up costs of the developmental glove plant in the U.K. Gross profit margin as a percent of sales decreased to 19.8% in the second quarter of 1996 from 44.6% in the second quarter of 1995. Excluding the impact of the glove sales and the related cost of sales on gross profit, the gross profit margin as a percent of sales decreased to 38.9% in the second quarter of 1996 from 44.6% in the second quarter of 1995.

Six Months

Gross profit decreased $375,000 to $249,000 in the first six months of 1996 from $624,000 in the first six months of 1995, reflecting the start-up costs of the developmental glove plant in the U.K. Gross profit margin as a percent of sales decreased to 14.5% in the first six months of 1996 from 36.9% in the first six months of 1995. Excluding the impact of the glove sales and cost of sales on gross profit, the gross profit margin as a percent of sales decreased to 35.7% in the first six months of 1996 from 36.9% in the first six months of 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

Quarter

Selling, general and administrative expenses increased $45,000 (7.3%) to $661,000 in the second quarter of 1996 from $616,000 in the second quarter of 1995 primarily due to the accrual of relocation costs related to the move of the developmental glove plant from the U.K. (See Note 5).

Six Months

Selling, general and administrative expenses increased $54,000 (4.6%) to $1,217,000 in the first six months of 1996 from $1,163,000 in the first six months of 1995, primarily due to the accrual of relocation costs related to the move of the developmental glove plant from the U.K. (See Note 5).

RESEARCH AND DEVELOPMENT

Quarter

Research and development expenses decreased $7,000 (4.1%) to $164,000 in the second quarter of 1996 from $171,000 in the second quarter of 1995 primarily due to reduced royalty expense. As a percentage of sales, research and development expenses were 18.5% in the second quarter of 1996, compared to 20.9% in the second quarter of 1995.

Six Months

Research and development expenses decreased $83,000 (24.4%) to $257,000 in the first six months of 1996 from $340,000 in the first six months of 1995 due to reduced royalty expense.

OTHER INCOME (EXPENSE), NET

The other income in the second quarter and first six months of 1996 was related primarily to the gain from the payment of the note receivable by Advanced Materials, Inc. (See Note 3).

INTEREST INCOME (EXPENSE), NET

The Company recognized interest income of $15,000 in the second quarter of 1996 versus interest expense of $185,000 in the second quarter of 1995. For the first six months of 1996, the Company reported interest expense of $68,000 versus interest expense of $392,000 in the first six months of 1995. The interest expense was related primarily to the note payable and line of credit due to Trilon Dominion Partners, LLC. (see Note 4).

INCOME TAXES

For the quarters ended May 31, 1996 and 1995, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

Management assesses the Company's liquidity by its ability to generate cash to fund its operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms.

During 1995 and the first six months of 1996, the Company has not generated sufficient cash from operations to fund its working capital requirements. Net cash used in operating activities was $937,000 in the first six months of 1996 versus $1,334,000 in the first six months of 1995. The decrease in the cash used in operating activities was primarily due to reduced operating expenses.

Net cash provided by investing activities was $9,000 in the first six months of 1996, versus net cash provided by investing activities of $44,000 in the first six months of 1995.

Net cash provided by financing activities was $1,000,000 in the first six months of 1996 versus $1,684,000 in the first six months of 1995. The debt financing in 1996 was obtained from Trilon Dominion Partners, LLC. The debt financing in 1995 was obtained from Dominion Capital, Inc.

On January 5, 1996, the Company and Trilon Dominion entered an Exchange Agreement to exchange the note payable dated May 13, 1994, the note payable dated November 18, 1994 including the five amendments, and the accrued interest on these notes, all of which totaled approximately $8.8 million, for 8,441,430 shares of common stock valued at $1.04 per share. In addition, Trilon Dominion surrendered the warrants dated May 13, 1994 and November 18, 1994, entitling it to purchase 1,507,398 shares (after dilution adjustments) of the Company's common stock.

Also, on January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1 million secured by the Company's assets. Under the terms of the Agreement, the principal is due on June 30, 1996 and the interest is payable monthly at a rate of prime plus 3.75%. In connection with the loan, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.75 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on January 5, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which only becomes exercisable if the Company does not pay Trilon Dominion the principal and interest due on June 30, 1996. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on June 30, 1996, which was $1.75 per share, and it expires on January 5, 2001.

Pursuant to the Agreement, the Company used part of the proceeds of the credit line to repay the $400,000 borrowed from Trilon Dominion under the sixth amendment to the November 18, 1994 Credit Agreement, plus the interest accrued on that amount. Also, the Company used an additional $400,000 of the credit line in January 1996 to pay past due accounts payable.

On June 30, 1996, the Company and Trilon Dominion entered into an Amendment to the Agreement whereby the termination date was changed from June 30, 1996, to December 31, 1996.

On July 3, 1996, pursuant to a Release Agreement, Advanced Materials, Inc., paid the Company $1,190,000 in full and final payment of all remaining principal and interest on the amended and restated secured subordinated promissory note dated November 23, 1993.

On June 30, 1996, pursuant to a Purchase of Assets and Assumption of Sublease Agreement, the Company sold certain assets of the Wilshire Medical Products division ("WMP") to Acacia Laboratories of Texas, Inc. The purchase price of $1,082,000 consisted of $200,000 cash at closing, $342,000 in accounts receivable to be collected by the Company, and $540,000 in a secured, fully amortized, 36 month promissory note in favor of the Company, bearing interest at the rate of 5% per annum.

In addition to completing the above mentioned transactions, management is attempting to raise additional capital to fund its ongoing operations. While management believes it will be successful, there are no assurances that sufficient funds will be available to meet the Company's requirements to fund operations beyond November 30, 1996. The ultimate outcome of this uncertainty cannot be determined.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS:

          For information regarding legal proceedings, refer to the information contained in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1995 under the heading, "Legal Proceedings" and Note 5 to the financial statements herein.

ITEM 2.   CHANGES IN SECURITIES:

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          The Company has solicited proxies pursuant to Regulation 14 of the Securities Exchange Act (Proxy statement dated April 12, 1996) for its Annual Meeting of Shareholders on May 20, 1996. There was no solicitation in opposition to management's nominees for directors listed in the Proxy Statement. All such nominees were elected by the affirmative vote of 12,084,420 shares. The number of shares outstanding and entitled to vote was 12,931,885.

          Two other matters were voted upon:

          1. A resolution to approve and adopt, and to ratify the action of the Board of Directors of adopting, an Amendment of the Articles of Incorporation to increase the authorized number of shares of common stock from 20,000,000 to 50,000,000 shares. The vote for the proposal was 11,973,886; the vote against was 105,330. The holders of 12,375 shares abstained from voting on this resolution. The resolution was adopted.

          2. A resolution to approve an Amendment of Section 2 of the Wilshire Technologies, Inc. 1995 Stock Option Plan to increase the number of shares that may be issued under such Plan by 1,250,000 to 1,750,000 shares. The vote for the proposal was 11,893,303; the vote against was 185,173; the holders of 13,115 shares abstained from voting on the resolution. The resolution was adopted.

ITEM 5.   OTHER INFORMATION:

          On June 30, 1996, pursuant to a Purchase of Assets and Assumption of Sublease Agreement, the Company sold certain assets of the Wilshire Medical Products division ("WMP") to Acacia Laboratories of Texas, Inc., ("Acacia"), a wholly-owned subsidiary of Acacia Laboratories, Inc., a California corporation, that does business under the name of Horizon Medical, Inc. The assets sold consisted of equipment, inventory, accounts receivable, patents, trademarks, trade names, and regulatory approvals used in the Medical Products business. The purchase price of $1,082,000 consisted of $200,000 cash at closing, $342,000 in accounts receivable to be collected by the Company, and $540,000 in a secured, fully amortized, 36 month promissory note in favor of the Company, bearing interest at the rate of 5% per annum.

          On July 3, 1996, pursuant to a Release Agreement, Advanced Materials, Inc. paid the Company $1,190,000 in full and final payment of all remaining principal and interest on the amended and restated secured subordinated promissory note dated November 23, 1993. The amount of the payment was calculated as 70% of $1,700,000, the principal due under the note. (See Note 3 to the Financial Statements.)

          The Company sub-contracts foam fabrication work to Advanced Materials. In fiscal 1995 the Company purchased $1,156,000 of goods and services from, and paid rents of $108,000 to Advanced Materials. Management believes that prices and terms from Advanced Materials are competitive with unrelated foam fabrication suppliers.

          Mr. William Hopke, a director of the Company also is a director of Advanced Materials and Executive Vice-President and the Chief Operating Officer of Trilon Dominion Partners LLC. The Company has been informed that Trilon Dominion Partners LLC, whose investments in the Company are discussed in Note 3 to the Financial Statements, owns 2,340,000 shares of the common stock of Advanced Materials Group, Inc. ("AMG"), the parent company of Advanced Materials and has the right to acquire an additional 840,000 such shares upon exercise of a warrant.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:

          10.74 Manufacturing and Supply Agreement dated April 11, 1996, between Advanced Barrier Technologies, Inc., and the Registrant.

          10.75 Agreement dated April 15, 1996, between Dagal, Inc., and the Registrant.

          10.76 Agreement related to Wound Care Products, dated April 18, 1996, between Innovative Technologies Ltd. and the Registrant.

          10.77 Agreement related to Gloves, dated April 18, 1996, between Innovative Technologies Ltd. and the Registrant.

          10.78 Finder Agreement dated May 1, 1996, between Innovative Research Associates, Inc., and the Registrant.

          10.79 Product Rights Transfer Agreement, dated May 24, 1996, between Advanced Materials, Inc., and the Registrant.

          10.80 Release Agreement dated July 3, 1996, between Advanced Materials, Inc., and the Registrant.

          10.81 Purchase of Assets and Assumption of Sublease Agreement with certain Exhibits dated June 30, 1996, between Acacia Laboratories, Inc., (dba Horizon Medical, Inc.,) and the Registrant.

          10.82 Amendment dated June 30, 1996, to Credit Agreement and Grid Promissory Note dated January 5, 1996, between Trilon Dominion Partners, LLC, and the Registrant.

          (b) REPORTS ON FORM 8-K:      None

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WILSHIRE TECHNOLOGIES, INC.

Dated: July 10, 1996                        By: /s/ James W. Klingler
                                               ---------------------------------
                                               James W. Klingler
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         COMMISSION FILE NUMBER 0-20866

                           WILSHIRE TECHNOLOGIES, INC.

                                    EXHIBITS

                                       TO

                         QUARTERLY REPORT ON FORM 10-QSB

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

                                      Under

                       The Securities Exchange Act of 1934

                                    Exhibits

         10.74, 10.75, 10.76, 10.77, 10.78, 10.79, 10.80, 10.81, 10.82

                                  EXHIBIT INDEX


Exhibit                                                           Sequentially
Number                  Description                               Numbered Page

10.74   Manufacturing and Supply Agreement dated April 11,
        1996, between Advanced Barrier Technologies, Inc., and the Registrant.

10.75 Agreement dated April 15, 1996, between Dagal, Inc., and the Registrant.

10.76   Agreement related to Wound Care Products, dated
        April 18, 1996, between Innovative Technologies Ltd.
        and the Registrant.

10.77 Agreement related to Gloves, dated April 18, 1996, between Innovative Technologies Ltd. and the Registrant.

10.78   Finder Agreement dated May 1, 1996, between
        Innovative Research Associates, Inc., and the Registrant.

10.79 Product Rights Transfer Agreement, dated May 24, 1996, between Advanced Materials, Inc., and the Registrant.

10.80   Release Agreement dated July 3, 1996, between
        Advanced Materials, Inc., and the Registrant.

10.81   Purchase of Assets and Assumption of Sublease
        Agreement with Exhibits dated June 30, 1996, between
        Acacia Laboratories, Inc., (dba Horizon Medical, Inc.,) and the Registrant.

10.82 Amendment dated June 30, 1996, to Credit Agreement and Grid Promissory Note dated January 5, 1996 between Trilon Dominion Partners, LLC, and the Registrant.