Form 10QSB
period 1996-08-31
WILSHIRE TECHNOLOGIES INC
filed 1996-10-15
CIK 891762

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to ____________

                         COMMISSION FILE NUMBER 0-20866

                           WILSHIRE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                        CALIFORNIA                                                 33-0433823
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

                          5441 AVENIDA ENCINAS, STE. A
                           CARLSBAD, CALIFORNIA 92008
                    (Address of principal executive offices)

                                 (619) 929-7200
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---  ---
         The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,931,885 on September 30, 1996.

         Transitional Small Business Disclosure Format.    Yes         No  X
                                                               ---         ---

                           WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB

PART 1 - FINANCIAL INFORMATION                                                    PAGE
Item 1.           Financial Statements:

                           Condensed Consolidated Balance Sheets as of
                           August 31, 1996 and November 30, 1995                    3

                           Condensed Consolidated Statements of Operations
                           for the Quarter Ended August 31, 1996 and
                           August 31, 1995                                          5

                           Condensed Consolidated Statements of Operations
                           for the Nine Months Ended August 31, 1996 and
                           August 31, 1995                                          6

                           Condensed Consolidated Statements of Cash Flows
                           for the Nine Months Ended August 31, 1996 and
                           August 31, 1995                                          7

                           Notes to Condensed Consolidated Financial Statements     8

Item 2            Management's Discussion and Analysis
                  or Plan of Operation                                             12

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                16

Item 2.           Changes in Securities                                            16

Item 3.           Defaults Upon Senior Securities                                  16

Item 4.           Submission of Matters to a Vote of Security Holders              16

Item 5.           Other Information                                                16

Item 6.           Exhibits and Reports on Form 8-K                                 17

Signatures                                                                         18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  August 31,       November 30,
                                                                    1996               1995
                                                                  ----------       ------------
                                                                  (Unaudited)         (Note)
ASSETS
Current assets:
     Cash                                                         $  253,000       $   18,000
     Accounts receivable trade, less allowance for doubtful
         accounts of $6,000 and $49,000 at August 31,
         1996 and  November 30, 1995, respectively                   360,000          675,000
     Inventories (Note 2)                                            895,000        1,085,000
     Current portion of note receivable from the sale
         of discontinued business (Note 7)                           173,000               --
     Other current assets                                            180,000          259,000
                                                                  ----------       ----------
Total current assets                                               1,861,000        2,037,000

Property and equipment, less accumulated depreciation
     of $685,000 and $903,000 at August 31, 1996 and
     November 30, 1995, respectively                                 671,000          931,000
Note Receivable from Advanced Materials, Inc.,
     net of $750,000 deferred gain (Note 3)                               --        1,000,000
Note Receivable from the sale of discontinued business
     less current portion (Note 7)                                   340,000               --
License agreements (Note 5)                                               --          259,000
Goodwill, less accumulated amortization of $400,000
     and $350,000 at August 31, 1996 and November 30,
     1995, respectively                                              471,000          763,000
Other assets                                                         103,000          310,000
                                                                  ----------       ----------
                                                                  $3,446,000       $5,300,000
                                                                  ==========       ==========

     Note: The condensed consolidated balance sheet at November 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        August 31,         November 30,
                                                                            1996               1995
                                                                        ----------         ------------
                                                                       (Unaudited)           (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
     Accounts payable                                                 $    302,000        $    915,000
     Accrued expenses                                                      622,000           1,030,000
     Interest Payable                                                           --             989,000
     Line of Credit (Note 4)                                             1,000,000                  --
     Current portion of long-term debt (Note 4)                                 --               2,000
                                                                      ------------        ------------
Total current liabilities                                                1,924,000           2,936,000

Long-term debt, less current portion (Note 4)                                   --           7,637,000
Shareholders' equity (net capital deficiency)
     Preferred stock, no par value, 2,000,000 shares authorized
         and none issued and outstanding                                        --                  --
     Common stock, no par value, 50,000,000 shares
         authorized; 12,931,885 shares and 4,490,455 shares
         issued and outstanding at August 31, 1996 and
         November 30, 1995, respectively                                25,850,000          17,071,000
     Common stock warrants                                                 275,000             418,000
     Deficit                                                           (24,603,000)        (22,762,000)
                                                                      ------------        ------------
Total shareholders' equity (net capital deficiency)                      1,522,000          (5,273,000)
                                                                      ------------        ------------
                                                                      $  3,446,000        $  5,300,000
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

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended
                                                                  August 31,
                                                              ------------------
                                                           1996                1995
                                                           ----                ----
Continuing operations:
     Net sales                                        $    712,000        $    684,000
     Cost of sales                                         639,000             566,000
                                                      ------------        ------------
     Gross profit                                           73,000             118,000
     Operating expenses:
         Marketing and selling                             146,000             116,000
         General and administrative                        526,000             438,000
         Research and development                          138,000                  --
         Loss from joint venture (Note 6)                       --             189,000
                                                      ------------        ------------
     Total operating expenses                              810,000             743,000
                                                      ------------        ------------
     Loss from operations                                 (737,000)           (625,000)
     Other expense                                          (2,000)             (1,000)
     Interest income (expense), net                        (27,000)           (206,000)
                                                      ------------        ------------
     Loss before provision
         for state income taxes                           (766,000)           (832,000)

     Provision for state income taxes - current                 --                  --
                                                      ------------        ------------
     Loss from continuing operations                  $   (766,000)       $   (832,000)

Gain from discontinued operations (Note 7)                  33,000                  --

                                                      ------------        ------------
Net loss                                              $   (733,000)       $   (832,000)
                                                      ============        ============
Weighted average shares outstanding                     12,931,885           4,490,455
                                                      ============        ============
Loss per share:
     Loss from continuing operations                  $      (0.06)       $      (0.19)
     Gain from discontined operations                           --                  --
                                                      ------------        ------------
     Net loss per share                               $      (0.06)       $      (0.19)
                                                      ============        ============


See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Nine Months Ended August 31,
                                                         ----------------------------
                                                           1996                 1995
                                                           ----                 ----
Continuing operations:
     Net sales                                        $  2,434,000        $  2,377,000
     Cost of sales                                       2,112,000           1,635,000
                                                      ------------        ------------
     Gross profit                                          322,000             742,000
     Operating expenses:
         Marketing and selling                             428,000             373,000
         General and administrative                      1,461,000           1,345,000
         Research and development                          394,000             339,000
         Loss from joint venture (Note 6)                       --             316,000
                                                      ------------        ------------
     Total operating expenses                            2,283,000           2,373,000
                                                      ------------        ------------
     Loss from operations                               (1,961,000)         (1,631,000)
     Other income (Note 3)                                 190,000                  --
     Interest income (expense), net                        (96,000)           (598,000)
                                                      ------------        ------------
     Loss before provision
         for state income taxes                         (1,867,000)         (2,229,000)
     Provision for state income taxes - current              1,000               1,000
                                                      ------------        ------------
     Loss from continuing operations                  $ (1,868,000)       $ (2,230,000)
Gain from discontinued operations (Note 7)                  27,000                  --
                                                      ------------        ------------
Net loss                                              $ (1,841,000)       $ (2,230,000)
                                                      ============        ============
Weighted average shares outstanding                     11,826,825           4,490,455
                                                      ============        ============
Loss per share:
     Loss from continuing operations                  $      (0.16)       $      (0.50)
     Gain from discontined operations                           --                  --
                                                      ------------        ------------
     Net loss per share                               $      (0.16)       $      (0.50)
                                                      ============        ============


See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Nine Months Ended August 31,
                                                                     ----------------------------
                                                                     1996                 1995
                                                                     ----                 ----
OPERATING ACTIVITIES
Net loss                                                           $(1,841,000)       $(2,668,000)
Adjustments to reconcile net loss to net cash
         used in operating activities:
             Depreciation and amortization                             261,000            464,000
             Provision for loss on accounts receivable                 (23,000)           (51,000)
             Loss on sale of property and equipment                         --              5,000
             Gain on sale of discontinued operations                   (27,000)                --
             Gain on settlement of note receivable                    (190,000)                --
             Net change in operating assets and liabilities:
                  (Increase) decrease in accounts receivable            16,000             98,000
                  (Increase) decrease in inventories                  (122,000)          (117,000)
                  Decrease in other current assets                     408,000             12,000
                  Decrease in accounts payable and
                   accrued expenses                                   (761,000)          (346,000)
                  Increase in interest payable                         108,000            639,000
                  Decrease in amounts due to joint venture                  --             55,000
                                                                   -----------        -----------
Net cash used in operating activities                               (2,171,000)        (1,909,000)
                                                                   -----------        -----------
INVESTING ACTIVITIES
Purchase of equipment                                                 (104,000)            (8,000)
Proceeds from sale of property and equipment                                --              5,000
Decrease in other assets                                               320,000             35,000
                                                                   -----------        -----------
Net cash provided by (used in) investing activities                    216,000             32,000
                                                                   -----------        -----------
FINANCING ACTIVITIES

Proceeds from line of credit and long-term debt                      1,000,000          1,875,000
Proceeds from settlement of note receivable                          1,190,000                 --
Payments on notes payable and long-term debt                                --            (25,000)
                                                                   -----------        -----------
Net cash provided by financing activities                            2,190,000          1,850,000
                                                                   -----------        -----------
NET INCREASE (DECREASE) IN CASH                                        235,000            (27,000)
CASH - BEGINNING OF PERIOD                                              18,000             75,000
                                                                   -----------        -----------
CASH - END OF PERIOD                                               $   253,000        $    48,000
                                                                   ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
In January, 1996, the Company completed an Exchange Agreement with Trilon Dominion Partners,LLC pursuant to which the Company exchanged long-term debt and accrued interest for common stock (Note 4). In June, 1996, the Company completed the sale of certain assets of the Medical Products division (Note 6).

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Wilshire Technologies, Inc. (the "Company") develops, manufactures and markets engineered polymer products for industrial clean room use. The Company, based in Carlsbad, California, operates through two divisions - - Wilshire Contamination Control ("WCC"), and Wilshire Gloves ("WGL"). The Company has divested the Medical Products and Transdermal Products divisions, and will focus primarily on products used in industrial clean rooms, such as gloves and contamination control products.

The consolidated financial statements include the accounts of the Company's two divisions. Significant intercompany amounts and transactions have been eliminated.

BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended August 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1995.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses since its inception in 1990, including a loss of $1,841,000 for the nine months ended August 31, 1996. In addition, there exist unsettled claims related to the breast implant litigation (see Note 5).

In March 1996, the Board of Directors authorized management to proceed with the sale of the assets of the Medical Products division which was completed on June 30, 1996, pursuant to a Purchase of Assets and Assumption of Sublease Agreement with Acacia Laboratories of Texas, Inc., (See Note 7). The disposition of this business has been accounted for as a discontinued operation. Accordingly, the financial statements of all prior periods have been restated to exclude the results of the Medical Products division from the results of continuing operations.

In addition, management is attempting to raise additional capital to fund its ongoing operations. While management believes it will be successful, there are no assurances that sufficient funds will be available to meet the Company's requirements to fund operations through fiscal year 1997. The ultimate outcome of this uncertainty cannot be determined and the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.  FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                                            AUGUST 31,     NOVEMBER 30,
                                              1996             1995
                                           ----------       ----------
        Raw materials                      $  342,000       $  411,000
        Work in process                       261,000          159,000
        Finished goods                        292,000          515,000
                                           ==========       ==========
                                           $  895,000       $1,085,000
                                           ==========       ==========

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

Pursuant to a second Asset Purchase Agreement dated November 23, 1993, the Company sold its OEM medical division to Advanced Materials for a purchase price of approximately $2.3 million, of which approximately $1.6 million was payable shortly following the transfer of the division and $750,000 was represented by an amendment and restatement of the existing secured subordinated promissory note to increase the principal amount from $1.0 million to $1.75 million. The amended note of $1.75 million was originally shown in the balance sheet net of the $750,000 deferred gain on the transaction.

On July 3, 1996, pursuant to a Release Agreement, Advanced Materials, Inc. paid the Company $1,190,000 in full and final payment of all remaining principal and interest on the amended and restated secured subordinated promissory note dated November 23, 1993. Accordingly, the Company released $190,000 of the reserve against the note to state the note at its net realizable value which is included in other income in the accompanying Statement of Operations.

4.  LONG-TERM DEBT

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

On June 30, 1996, the Company and Trilon Dominion entered into an Amendment to the Agreement ("First Amendment") whereby the termination date was changed from June 30, 1996, to December 31, 1996.

On September 30, 1996, the Company and Trilon Dominion entered into a Second Amendment to the Agreement ("Second Amendment") whereby the amount of the credit line was increased from $1,000,000 to $2,000,000 and the termination date was extended from December 31,1996 to June 30, 1997. Pursuant to the Second Amendment, the Company can draw on the additional credit line upon achievement of certain milestones. In addition, two warrants were issued in connection with the Second Amendment. The first warrant entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $1.3125 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on September 30, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which only becomes exercisable if the Company does not pay Trilon Dominion the principal and interest due on June 30, 1997. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on June 30, 1997, and it expires on September 30, 2001. The holder of each of such five-year warrants may, without payment to the Company, convert the warrant in whole or in part into shares of the Company's common stock having a market value equal to the difference between (x) the market value per share of common stock multiplied by the number of warrants that are converted and (y) the warrant exercise price, multiplied by the number of warrants that are converted.

5.  COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION AND SHAREHOLDER LAWSUITS AND SEC INVESTIGATION

During the first nine months of 1996, there have been no significant developments in the Breast Implant Litigation or the Shareholder Lawsuit. For information regarding these legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the Fiscal Year Ended November 30, 1995, under Note 6 to the Financial Statements included therein.

On September 24, 1996, the Securities and Exchange Commission ("SEC") entered an order pursuant to Section 21C of the Securities Exchange Act ordering the Company to cease and desist from committing or causing violation of certain antifraud, reporting, record-keeping, and internal control provisions of the Securities Exchange Act. The Company consented to the Order without admitting or denying the SEC's findings.

LICENSE AGREEMENTS AND RELOCATION COSTS

In 1993, the Company entered into two ten year worldwide License Agreements for a proprietary polyurethane material with Innovative Technologies, Ltd., ("IT") a company based in the United Kingdom.

On April 18, 1996, the Company completed two additional Agreements with IT related to the License Agreements noted above. Pursuant to these Agreements, the Company transferred certain rights under the License Agreements back to IT, and IT canceled $642,000 in minimum royalties which the Company had accrued under the License Agreements. As a consequence of these additional Agreements, the Company has written off the net book value of the License Agreements and has deferred the gain against $450,000 of estimated relocation costs of the developmental glove plant which will be relocated from the IT facility in the United Kingdom.

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

On October 31, 1995, the Company entered a buy-out agreement with IPC, whereby the Company purchased all of IPC's interest in the joint venture. The purchase price is equal to the amount of documented costs paid by IPC on behalf of the joint venture, not to exceed $1,250,000. The total price would have been paid as a percentage of TrimPatch(TM) sales and such payments charged against the results of operations. Through August 31, 1996, there have been no sales of TrimPatch(TM).

On September 30, 1996, the Company completed an Agreement of Purchase and Sale of TrimPatch(TM) Business and Assets with IPC whereby IPC purchased from the Company certain assets of its transdermal products business related to TrimPatch(TM). The sale price of $3,130,000 will be paid out based on future sales of TrimPatch(TM). The assets sold include all equipment, inventory, patents, trademarks, trade names, and regulatory approvals used in the TrimPatch(TM) business, which Wilshire previously has expensed in its financial statements. If Intelligent Pharmaceuticals Corporation cannot sell the existing inventory, the sale price will be adjusted to $1,868,000. Wilshire will recognize the revenue from the sale over the period the proceeds are received.

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

Sales of WMP for the third quarter and nine months ended August 31, 1996, and 1995 were as follows:

                      Three Months Ended August 31,              Nine Months Ended August 31,
                      -----------------------------              ----------------------------
                     1996                 1995                  1996                 1995
                     ----                 ----                  ----                 ----
   Net Sales          $--                $346,000              $888,000            $1,062,000

The effect on the results of operations from the sale of the WMP division was as follows:

                                              Three Months Ended    Nine Months Ended
                                               August 31, 1996        August 31, 1996
                                              ------------------    -----------------
Income from operations of discontinued               $    --            $ 18,000
     business
Loss on disposal of discontinued                     $    --            $(24,000)
     business, net of estimated operating
     results of $67,000 during phase-out
     period
Gain from reversal of excess accrued
     expenses related to disposal of
     discontinued business                           $33,000             $33,000
                                                     -------            --------
         Total                                       $33,000            $ 27,000


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

NET SALES

Wilshire Contamination Control and Wilshire Gloves market their products directly to end users through an internal sales force utilizing outside distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped. Wilshire Transdermal Products did not record sales in 1995, or the first nine months of 1996.

Quarter

Net Sales increased by $28,000 (4.1%) to $712,000 in the third quarter of 1996 from $684,000 in the third quarter of 1995, due to increased sales of gloves and contamination control products.

Nine Months

Net Sales increased by $57,000 (2.4%) to $2,434,000 in the first nine months of 1996 from $2,377,000 in the first nine months of 1995, due to increased shipments of gloves and contamination control products.

GROSS PROFIT

Quarter

Gross profit decreased by $45,000 to $73,000 in the third quarter of 1996 from $118,000 in the third quarter of 1995 primarily due to the costs of the developmental glove plant. Gross profit margin as a percent of sales decreased to 10.3% in the third quarter of 1996 from 17.3% in the third quarter of 1995. Excluding the impact of the glove sales and the related cost of sales on gross profit, the gross profit margin as a percent of sales decreased to 25.3% in the third quarter of 1996 from 36.9% in the third quarter of 1995.

Nine Months

Gross profit decreased $420,000 to $322,000 in the first nine months of 1996 from $742,000 in the first nine months of 1995, reflecting the costs of the developmental glove plant. Gross profit margin as a percent of sales decreased to 13.2% in the first nine months of 1996 from 31.2% in the first nine months of 1995. Excluding the impact of the glove sales and cost of sales on gross profit, the gross profit margin as a percent of sales decreased to 32.7% in the first nine months of 1996 from 36.9% in the first nine months of 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

Quarter

Selling, general and administrative expenses increased $118,000 (21.3%) to $672,000 in the third quarter of 1996 from $554,000 in the third quarter of 1995 primarily due to lower expenses in 1995 related to the reduction in the provision for bad debts, and higher salary expenses in 1996 related to the glove business.

Nine Months

Selling, general and administrative expenses increased $171,000 (10.0%) to $1,889,000 in the first nine months of 1996 from $1,718,000 in the first nine months of 1995, primarily due to the accrual of relocation costs related to the move of the developmental glove plant from the U.K. (See Note 5), and higher trademark amortization expense.

RESEARCH AND DEVELOPMENT

Quarter

Research and development expenses were $138,000 in the third quarter of 1996. There were no expenses reported in the third quarter of 1995 primarily due to the reclassification of certain glove manufacturing costs from research and development to cost of sales in 1995. As a percentage of sales, research and development expenses were 19.4% in the third quarter of 1996.

Nine Months

Research and development expenses increased $55,000 ((16.2%) to $394,000 in the first nine months of 1996 from $339,000 in the first nine months of 1995 primarily due to increased project expense.

OTHER INCOME (EXPENSE), NET

The other income in the and first nine months of 1996 was related to the gain from the payment of the note receivable by Advanced Materials, Inc. (See Note
3).

INTEREST INCOME (EXPENSE), NET

The Company reported lower interest expense in the third quarter of 1996 and in the first nine months of 1996 versus the same periods of 1995 due to reduced debt outstanding. The interest expense was related primarily to the note payable and line of credit due to Trilon Dominion Partners, LLC. (see Note 4).

INCOME TAXES

For the quarters ended August 31, 1996 and 1995, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1996 and 1995.

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

During 1995 and the first nine months of 1996, the Company has not generated sufficient cash from operations to fund its working capital requirements. Net cash used in operating activities was $2,171,000 in the first nine months of 1996 versus $1,909,000 in the first nine months of 1995. The increase in the cash used in operating activities was primarily due to payments of accounts payable.

Net cash provided by investing activities was $216,000 in the first nine months of 1996, versus net cash provided by investing activities of $32,000 in the first nine months of 1995.

Net cash provided by financing activities was $2,190,000 in the first nine months of 1996 versus $1,850,000 in the first nine months of 1995. The debt financing in 1996 was obtained from Trilon Dominion Partners, LLC and the debt financing in 1995 was obtained from Dominion Capital, Inc. The proceeds from the settlement of the note receivable is described in note 3 to the financial statements.

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

Also, on January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1 million secured by the Company's assets. Under the terms of the Agreement, the principal is due on June 30, 1996 and the interest is payable monthly at a rate of prime plus 3.75%. In connection with the loan, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.75 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on January 5, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which only becomes exercisable if the Company does not pay Trilon Dominion the principal and interest due on June 30, 1996. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on June 30, 1996, and it expires on January 5, 2001.

Pursuant to the Agreement, the Company used part of the proceeds of the credit line to repay the $400,000 borrowed from Trilon Dominion under the sixth amendment to the November 18, 1994 Credit Agreement, plus the interest accrued on that amount. Also, the Company used an additional $400,000 of the credit line in January 1996 to pay past due accounts payable, and the final $200,000 available under the credit line in February 1996 to fund working capital requirements.

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

On September 30, 1996, the Company and Trilon Dominion entered into a Second Amendment to the Agreement ("Second Amendment") whereby the amount of the credit line was increased from $1,000,000 to $2,000,000 and the termination date was extended from December 31,1996 to June 30, 1997. Pursuant to the Second Amendment, the Company can draw on the additional credit line upon achievement of certain milestones. In addition, two warrants were issued in connection with the Second Amendment. The first warrant entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $1.3125 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on September 30, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which only becomes exercisable if the Company does not pay Trilon Dominion the principal and interest due on June 30, 1997. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on June 30, 1997, and it expires on September 30, 2001. The holder of each of such five-year warrants may, without payment to the Company, convert the warrant in whole or in part into shares of the Company's common stock having a market value equal to the difference between (x) the market value per share of common stock multiplied by the number of warrants that are converted and (y) the warrant exercise price, multiplied by the number of warrants that are converted.

In addition to completing the above mentioned transactions, management is attempting to raise additional capital to fund its ongoing operations. While management believes it will be successful, there are no assurances that sufficient funds will be available to meet the Company's requirements to fund operations through fiscal year 1997. The ultimate outcome of this uncertainty cannot be determined.

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

           None

ITEM 5.    OTHER INFORMATION:

           On September 24, 1996, the Securities and Exchange Commission ("SEC") entered an order pursuant to Section 21C of the Securities Exchange Act ordering the Company to cease and desist from committing or causing violation of certain antifraud, reporting, record-keeping, and internal control provisions of the Securities Exchange Act. The Company consented to the order without admitting or denying the SEC's findings.

           On September 30, 1996, the Company completed an Agreement of Purchase and Sale of TrimPatch(TM) Business and Assets with IPC whereby IPC purchased from the Company certain assets of its transdermal products business related to TrimPatch(TM). The sale price of $3,130,000 will be paid out based on future sales of TrimPatch(TM). The assets sold include all equipment, inventory, patents, trademarks, trade names, and regulatory approvals used in the TrimPatch(TM) business, which Wilshire previously has expensed in its financial statements. If Intelligent Pharmaceuticals Corporation cannot sell the existing inventory, the sale price will be adjusted to $1,868,000. Wilshire will recognize the revenue from the sale over the period the proceeds are received.

           On September 30, 1996, the Company and Trilon Dominion entered into a Second Amendment to the Agreement ("Second Amendment") whereby the amount of the credit line was increased from $1,000,000 to $2,000,000 and the termination date was extended from December 31,1996 to June 30, 1997. Pursuant to the Second Amendment, the Company can draw on the additional credit line upon achievement of certain milestones. In addition, two warrants were issued in connection with the Second Amendment. The first warrant entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $1.3125 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on September 30, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which only becomes exercisable if the Company does not pay Trilon Dominion the principal and interest due on June 30, 1997. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on June 30, 1997, and it expires on September 30, 2001. The holder of each of such five-year warrants may, without payment to the Company, convert the warrant in whole or in part into shares of the

           Company's common stock having a market value equal to the difference between (x) the market value per share of common stock multiplied by the number of warrants that are converted and (y) the warrant exercise price, multiplied by the number of warrants that are converted.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS:

           10.83 Addendum Agreement dated July 26, 1996 to the Manufacturing and Supply Agreement dated April 11, 1996 between Advanced Barrier Technologies, Inc. and the Registrant.

           10.84 Bailment Agreement dated September 6, 1996 between Coastline de Mexico S.A. de C.V., Advanced Barrier Technologies, Inc. and the Registrant.

           10.85 Offer of Settlement of Wilshire Technologies, Inc. dated August 5, 1996 to the U.S. Securities and Exchange Commission.

           10.86 Order Instituting Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings and Imposing a Cease and Desist Order, dated September 24, 1996 entered by the U.S. Securities and Exchange Commission against the Registrant.

           10.87 Agreement of Purchase and Sale of TrimPatch(TM) Business and Assets dated September 30, 1996 between Intelligent Pharmaceuticals Corporation and the Registrant.

           (b)  REPORTS ON FORM 8-K:

                The Registrant filed a report on Form 8-K on August 15, 1996, which described the resignation of the Company's Chief Executive Officer, the appointment of a new Chief Executive Officer, the resignation of a director of the Company, and the election of a new director of the Company.

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WILSHIRE TECHNOLOGIES, INC.

Dated: October 11, 1996                    By:  James W. Klingler
                                              ---------------------
                                              James W. Klingler
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                                                                                Sequentially
Number                                         Description                             Numbered Page
------                                         -----------                             -------------
10.83               Addendum Agreement dated July 26, 1996 to the Manufacturing and
                    Supply Agreement dated April 11, 1996 between Advanced Barrier
                    Technologies, Inc. and the Registrant.

10.84               Bailment Agreement dated September 6, 1996 between Coastline de
                    Mexico S.A. de C.V., Advanced Barrier Technologies, Inc. and the
                    Registrant.

10.85               Offer of Settlement of Wilshire Technologies, Inc. dated August
                    5, 1996 to the U.S. Securities and Exchange Commission.

10.86               Order Instituting Proceedings Pursuant to Section 21C of the
                    Securities Exchange Act of 1934, Making Findings and
                    Imposing a Cease and Desist Order, dated September 24, 1996 entered by the U.S. Securities and Exchange Commission against the Registrant.

10.87               Agreement of Purchase and Sale of TrimPatch(TM)Business and Assets
                    dated September 30, 1996 between Intelligent Pharmaceuticals
                    Corporation and the Registrant.

10.88               Second Amendment dated September 30, 1996 to Credit
                    Agreement and Grid Promissory Note dated January 5, 1996, between Trilon Dominion Partners, LLC, and the Registrant.