Form 10KSB
period 1996-11-30
WILSHIRE TECHNOLOGIES INC
filed 1997-02-28
CIK 891762

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)
   X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934
           For the fiscal year ended November 30, 1996.

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934
           For the transition period from _____________ to ____________


                         COMMISSION FILE NUMBER 0-20866

                           WILSHIRE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

            CALIFORNIA                                33-0433823
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


                         5441 AVENIDA ENCINAS, SUITE A
                           CARLSBAD, CALIFORNIA 92008
                    (Address of principal executive offices)

                                 (619) 929-7200
                          (Issuer's telephone number)

Securities registered under Section 12(b)
of the Exchange Act:                          None

Securities registered under Section 12(g)
of the Exchange Act:                          Common Stock, no par value -
                                              Quoted on the OTC Bulletin Board
                                                       (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for its most recent fiscal year were $3,403,000.

      The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 1997 was approximately $2.3 million.

      The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,943,385 on January 31, 1997.

      Transitional Small Business Disclosure Format.  Yes  X  No
                                                          ---    ---


================================================================================

WILSHIRE TECHNOLOGIES, INC.

Annual Report on Form 10-KSB - November 30, 1996

------------------------------------------------------------------------------------------------------
PART I                                                                                            PAGE
------------------------------------------------------------------------------------------------------
Item 1.           Description of Business                                                           2

Item 2.           Description of Property                                                           5

Item 3.           Legal Proceedings                                                                 5

Item 4.           Submission of Matters to a Vote of Security Holders                               6
------------------------------------------------------------------------------------------------------
PART II
------------------------------------------------------------------------------------------------------
Item 5.           Market for Common Equity and Related Stockholder Matters                          7

Item 6.           Management's Discussion and Analysis or Plan of Operation                         7

Item 7.           Financial Statements                                                             11

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                              27
------------------------------------------------------------------------------------------------------
Part III
------------------------------------------------------------------------------------------------------
Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                                28

Item 10.          Executive Compensation                                                           29

Item 11.          Security Ownership of Certain Beneficial Owners and Management                   30

Item 12.          Certain Relationships and Related Transactions                                   31
------------------------------------------------------------------------------------------------------
Part IV
------------------------------------------------------------------------------------------------------
Item 13.          Exhibits, List and Reports on Form 8-K                                           32
------------------------------------------------------------------------------------------------------

PART I
ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

Wilshire Technologies, Inc. (the "Company"), incorporated in California on October 17, 1990, develops, manufactures and markets engineered polymer products for industrial clean room use. The Company, based in Carlsbad, California, operates through two divisions - - Wilshire Contamination Control ("WCC"), and Wilshire Gloves ("WGL") and a wholly-owned subsidiary, Wilshire Gloves (UK) Ltd. During 1996, the Company divested its Medical Products and Transdermal Products divisions, and will focus primarily on products used in industrial clean rooms, such as gloves and contamination control products.


MARKET OVERVIEW

The need for extraordinary cleanliness in various manufacturing and high-technology processes has resulted in a requirement for products to be manufactured in Class 1, 10 and 100 clean rooms. WCC markets swabs wipes and other disposable products used to help reduce particulate contamination in the semiconductor, disk drive and microelectronics industry clean rooms, which help to increase the yield and effectiveness of the manufactured products. WGL manufactures and markets a proprietary synthetic glove for use in clean rooms in both the electronics and medical industries. Disposable supplies used in clean rooms consist predominantly of garments, gloves, swabs and wipes. Traditionally, most clean room suppliers have adapted existing products from other applications, e.g., medical, which may have inherent limitations. The Company intends to satisfy the needs of clean room operators with advanced products designed and manufactured specifically for clean room use.


WILSHIRE CONTAMINATION CONTROL

WCC specializes in the development, manufacture and marketing of disposable cleaning and contamination control products for use in clean rooms. A "clean room" is an environment in which particulate fluid and biological contaminants are monitored and controlled. In the microelectronics, semiconductor and aerospace industries, clean rooms are essential to the manufacturing process to prevent minute particles from contaminating sensitive and expensive products. In the pharmaceutical biotechnology and medical device industries, clean rooms are used to reduce the level of particulate and biological contamination ("bioburden") or to ensure the sterility and pyrogen-free nature of products. Clean rooms are classified according to the allowable level of particulate contamination per cubic foot. A "Class I" clean room may have just one particle of more than 0.5 microns per cubic foot.

WCC uses engineered materials and proprietary polyurethane formulations to produce products specifically for the requirements of Class I, 10 and 100 clean rooms. For these clean rooms, the particulate compliance requirements are extremely stringent, and the total cost of disposables represents only a small percentage of the total cost of the customer's manufactured product. Clean room users are generally willing to pay premium prices for products which reduce particulate contamination, thereby reducing labor costs and increasing the yields of their manufactured products. All of WCC's products are sold under its brand names, including UltraSORB(R) and UltraSOLV(TM). WCC has received one patent and applied for a second patent on hydrophilic foam articles and cleaning methods for clean rooms including all UltraSOLV(TM) and UltraSORB(R) products. Also, WCC has filed for a patent for the manufacture of hydrophilic polyurethane foams.

Wipes. Clean room personnel use wipes for many applications, including the cleaning of manufacturing and processing equipment and production components, the decontamination of work surfaces and the removal of solvent or acid spills. The most important considerations in the selection of the proper wipe are the level of potential contamination contributed by the wipe, the wipe's absorbency and its cost. Since no wipe material is best for all purposes, WCC markets a variety of clean room wipes made of polyester, cellulose and polyurethane, covering a wide range of characteristics, under its various brand names such as UltraSORB(R), UltraSOLV(TM) and PolyClean(TM).

During 1993, WCC introduced its first wipe made of its UltraSORB(R) material. Management believes that UltraSORB(R) is the first polyurethane foam wipe that is hydrophilic. i.e., able to absorb water and other aqueous solutions. These wipes provide the highly-absorbent, particle-trapping performance and abrasion-resistance of the UltraSORB(R) material at a price competitive with that of other foam wipes. The UltraSORB(R) wipes are processed and packaged using proprietary methods in a Class 10 clean room to ensure that the wipes have an initial low-particulate level.

Swabs. WCC markets a broad range of clean room swabs fabricated from various materials including polyurethane foam. Swabs are used to clean surface areas when a wipe is too large or when a wipe would add more particulate contamination than a swab. The important considerations in swab selection are the level of particulate contamination, absorbency and cost. Although cotton swabs dominate the market due to lower cost and higher absorbency, cotton tends to degenerate during use, thereby increasing the likelihood of contaminating the clean room and the materials being produced in the clean room. Typically, users in Class I and 10 clean rooms purchase synthetic swabs because their non-shedding, non-friable nature offers superior cleanliness, while users in Class 100-10,000 clean rooms purchase significantly more cotton swabs due to their lower cost and higher absorbency.

To meet the demand for an absorbent, clean, synthetic swab, WCC has developed a line of swabs fabricated from its UltraSORB(R) polyurethane material. Similar to the UltraSORB(R) wipe, the UltraSOLV(TM) swab is the first polyurethane-foam swab that is hydrophilic and meets Class 1 and Class 10 specifications. UltraSORB(R) has an open cellular structure which is highly-absorbent and has excellent particle trapping capability. Also, because of its abrasion resistance, the UltraSORB(R) material does not generate particulate contamination during use.

WILSHIRE GLOVES

Virtually all of the gloves purchased in the United Sates for use in Class 1, 10 and 100 clean rooms during 1995 were latex or polyvinyl chloride ("PVC") medical gloves post-processed to be cleaner than the typical hospital or surgeon's glove. Latex-based and PVC-based gloves have several disadvantages: (1) the gloves are prone to deterioration during use, thereby generating excessive particulate contamination; (2) the gloves are not breathable; and (3) users may suffer from latex sensitivity. WGL has developed the DuraCLEAN(R) clean room glove composed of a proprietary polyurethane material which the Company believes addresses these problems. WGL has been testing these gloves with several major semiconductor customers and is currently operating a small glove plant in Tijuana, Mexico to supply test sites. The Company recorded sales of the glove in 1995 and 1996.

The Company markets these gloves through its own sales force and through major distributors. Although these gloves are premium priced, management believes they are cost effective for clean room users because they can be worn longer and changed less frequently than less expensive latex gloves. In addition, the Company has received a 510(k) approval to market from the FDA for medical use of its PolyDERM(TM) glove. Non-latex exam gloves sell at a premium over latex exam gloves due to more rigorous product requirements. The Company believes that polyurethane medical gloves will be superior to latex gloves in many ways, including breathability, durability, biocompatibility and resistance to tearing, yet will be less expensive to manufacture than other non-latex medical gloves. For semiconductor markets, the added benefit of the glove's electrostatic dissipative (ESD) properties is a great advantage. Also, the gloves have the lowest total non-volatile residues and total organic carbon levels in the industry.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

The Company has applied for four patents on various products and one of those patents has been issued. The Company will apply for additional patents where deemed appropriate.

The Company also relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees and consultants to execute appropriate confidentiality and assignment of inventions agreements in connection with their employment or consulting relationships with the Company.

No assurance can be given that competitors will not independently develop substantially equivalent or superior proprietary materials and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

TECHNOLOGY

Many of the Company's current products use polymers, particularly polyurethane. Polyurethane is a versatile synthetic material which can be produced to exhibit a wide range of characteristics. By varying the underlying molecular structure and manufacturing methods, polyurethane materials may be created with varying degrees of absorbency, moisture vapor transfer, flexibility, elasticity, structural integrity and stability. Polyurethane may also be fabricated with a variety of techniques, including injection, extrusion or blow molding, which allows easy variation of the physical form of products.

MANUFACTURING

WCC. The Company purchases UltraSORB(R), the breathable, hydrophilic polyurethane foam currently used in its swabs and wipes, from Time Release Sciences, Inc. Management believes that it can secure an alternative source of supply if required. Further, Management believes that satisfactory substitutes can be developed, over time, for use in its UltraSORB(R) products should the foam cease to be available.

Certain of the Company's products are made for the Company by Advanced Materials Group, Inc. ("Advanced Materials") an affiliated Company (see Note 9 of the notes to the Financial Statements) at prices comparable to those that could be obtained from other sources. Although the Company expects to encounter no difficulties in obtaining products from Advanced Materials, it believes that it could manufacture those products itself or have them manufactured by any of a number of other foam fabricators. The foam products industry has several major fabrication suppliers, one of which is Advanced Materials. Because competition among these companies is intense, the prices charged by Advanced Materials to the Company must be competitive. As a result, the Company believes that (a) the prices charged to it by Advanced Materials are, and will continue to be, comparable to those charged by unaffiliated third parties and (b) if It became necessary for the Company to obtain foam products from another source, it could do so with minimal disruption and cost. Similarly, products manufactured by third party vendors could be obtained from other sources.

WGL. The Company manufactures the DuraCLEAN(R) gloves on its own equipment, using a proprietary process and polymer. The Company leases a facility in Tijuana, Mexico and uses contract labor from Advanced Barrier Technologies, Inc.
(ABT), under a three-year Manufacturing and Supply Agreement, dated April 11, 1996. Certain processes required to finish the product are performed in the U.S. by third party vendors in accordance with Company procedures.

Raw Materials. The materials that the Company uses, such as polypropylene, polyurethane, plastic and metal, are generally available from multiple sources. The Company has not experienced difficulty in obtaining raw materials.

Quality Assurance. Under the Company's quality assurance program, visual, dimensional and functional inspections are performed and recorded on all raw materials and finished goods based on product specifications as governed by the Device Master Record. Additionally, Statistical Process Control and other Total Quality Management methods are used in the manufacturing process.

SALES, MARKETING AND DISTRIBUTION

WCC. WCC's swabs, wipes and other specialty products are marketed directly to end-users through a limited number of internal sales personnel and are sold through international, national and regional distributors. During 1996, WCC sold approximately 33% of its products to Baxter Scientific Products, a division of Baxter, International, Inc. and approximately 10% of its products through international distributors.

WGL. WGL markets its DuraCLEAN(R) clean room gloves directly to end-users through the WCC sales personnel, and also through international distributors. WGL recorded sales of the DuraCLEAN(R) clean room gloves in 1996, and did not record sales of its PolyDERM(R) medical gloves in 1996.

COMPETITION

The Company is engaged in rapidly-evolving and highly-competitive fields. Many major clean room companies in the United States and abroad currently produce and will seek to develop competitive products. Competition from contamination control manufacturers and others is intense and expected to increase. Many of these companies have substantially greater capital resources and facilities, and more experience in marketing and distributing products than the Company. In addition, many of these companies employ large research and development staffs, while the Company has traditionally had a small research and development budget.

WCC. The Company believes the clean room market has a large number of competitors, some of which, such as Johnson & Johnson are much larger than the Company. Other competitors include Texwipe, Berkshire Corporation, Kimberly Clark Corp., VWR Scientific and Edmont Fab Tek.

WGL. A number of major corporations manufacture and sell latex and non-latex gloves to the clean room and medical markets. These include Baxter International, Johnson and Johnson, Smith and Nephew, and Ansell.

EMPLOYEES

As of November 30, 1996, the Company had 18 full-time employees, of whom 4 were employed in manufacturing and shipping, 6 in sales and marketing, 2 in research, development and engineering, and 6 in administration.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company subleases 16,500 square feet of warehouse and office space in Dallas, Texas from Acacia Laboratories of Texas, Inc. ("Acacia") under the terms of a Purchase of Assets and Assumption of Sublease Agreement described in Note 10 to the Financial Statements. The Company subleases its portion of the facility for approximately $4,500 per month. The sublease expires on May 31, 1997, and can be renewed by mutual agreement of the parties.

In March 1993, the Company signed a five-year lease for a 19,000-square-foot facility in Carlsbad, California. The building included office space for the Company's administration functions, warehouse space, and space for future manufacturing of clean room products. Under the terms of the lease, the Company paid rent of approximately $12,400 per month. In September, 1994, the Company moved to a 5,000 square-foot facility in Carlsbad under a three-year lease and sublet the original facility for approximately $11,400 per month. Under the terms of the lease, the Company pays approximately $4,500 per month for the smaller facility.

The Company leases 10,000 square feet of manufacturing space in Tijuana, Mexico from Advanced Barrier Technologies Inc. ("ABT"). The Company pays rent, utilities, and related service charges for the space of $7,500 per month, based on a manufacturing and supply agreement with ABT.

ITEM 3.  LEGAL PROCEEDINGS

BREAST IMPLANT LITIGATION

The Company and its alleged predecessor company, Wilshire Foam Products, Inc. ("Wilshire Foam"), have been named as defendants in hundreds of bodily injury lawsuits involving breast implants pending in Alabama, Arizona, California, Connecticut, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Washington, and in a federal multi-district litigation ("MDL") venued in Birmingham, Alabama. These suits seek compensatory and punitive damages under a variety of legal theories. The allegations against Wilshire Foam concern the use by some implant manufacturers of polyurethane products purportedly supplied by Wilshire Foam which were apparently incorporated into the implants and placed in the plaintiffs' bodies. Plaintiffs allege that they have suffered adverse effects of having polyurethane in their bodies, in addition to the alleged adverse effects of silicone and other components of the implants.

The Company believes it has several layers of protection from exposure in these cases. First, the Company and Wilshire Foam carried insurance. Second, recent developments in the MDL and in related negotiations have resulted in the probable resolution of most of the pending and possible future claims against the Company. Third, there are a great number of co-defendants, some of which are large corporations with significant resources, that may be required to contribute to any award or indemnify the Company. Fourth, the Company has asserted a number of legal defenses in the lawsuits as described below. Fifth, these claims relate to products sold prior to the acquisition of Wilshire Foam, in which product liabilities were expressly not assumed and the Company was indemnified by the shareholders of Wilshire Foam. In many, if not most of the cases, the Company believes it did not sell any product to the implant manufacturers in question or during the relevant time period. The Company has been dismissed by approximately 1500 plaintiffs because it was shown that a Wilshire Foam product was not involved or in connection with a related resolution of the case. This litigation is discussed fully in Note 6 of the notes to the financial statements, which is hereby incorporated by reference.

SHAREHOLDER LAWSUIT

In August 1994, an "Amended Consolidated Class Action Complaint" was filed in the United States District Court (the "Court") for the Southern District of California (Master File 94-0400-B(AJB)) against the Company; Michael W. Crow, its former Chairman, President and Chief Executive Officer; Peter F. Kuebler, its former Chief Financial Officer; and certain other parties.

The Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and of Sections 11 and 12(2) of the Securities Act of 1933 by publication of misleading earnings reports, projections and other information about the Company's transactions. The Complaint seeks unspecified compensatory damages, interest and costs.

On May 16, 1995, Judge Rudi Brewster of the United States District Court for the Southern District of California entered a final judgment dismissing the Complaint against the Company and approving a Settlement Agreement between the Company and the Plaintiffs (the "Settling Parties"). Thereupon, on January 25, 1996, the United States District Court for the Southern District of California entered a final judgment ordering that the Complaint be dismissed in its entirety. This litigation including the Settlement Agreement is discussed fully in Note 6 of the notes to the financial statements, which is hereby incorporated by reference.

SUPPLIER LAWSUIT

On October 22, 1996, Powell Products, Inc. ("Powell") sued the Company in state court in Dallas County, Texas alleging a variety of claims, all centered upon Powell's assertion that the Company has wrongfully obtained and used Powell's trade secrets for manufacturing foam-tipped applicators. On the same day, Powell obtained an ex parte temporary restraining order, which required temporary cessation of the Company's automated foam-tipped swab manufacturing process. On November 4, 1996 the parties negotiated an agreed temporary injunction, which places certain limits on the Company's operations through June 4, 1997, but which allows the Company to continue in its business of manufacturing foam-tipped swabs. The agreed temporary injunction also protects the Company from liability to Powell that might arise from foam-tipped swab manufacturing during the term of the agreed injunction. On November 5, 1996, the Company removed the case to the U.S. District Court for the Northern District of Texas, where the case remains pending. The Company has denied Powell's allegations, and counterclaimed for wrongful injunction. The Company has defeated Powell's attempts to transfer the case to Colorado and Powell's request that the Court stay the case in favor of arbitration. The Company plans to continue to vigorously defend this litigation. The case is set on the trial docket of the U.S. District court for the Northern District of Texas for February 2,1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was initially quoted on NASDAQ under the trading symbol "WITE". On March 9, 1993, the Company began trading on the American Stock Exchange ("AMEX") under the trading symbol "WIL". On December 19, 1996, the AMEX filed an application to delist the Company's common stock from the AMEX because the Company had not met certain financial guidelines necessary for continued listing. The final day of trading was Friday, January 17, 1997. On Monday, January 20, 1997, the Company's common stock was quoted and traded on the OTC Bulletin Board under the symbol "WILK". On January 31, 1997, there were approximately 125 holders of record of the Company's Common Stock and in excess of 500 beneficial holders. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

The following table sets forth by fiscal quarters the high and low daily closing sales prices quoted on the AMEX for one share of the Company's Common Stock since December 1, 1994.

    1995                                     HIGH     LOW
    ----                                     ----    ----
        First Quarter                        1-3/4   7/8
        Second Quarter                       1-5/8   1/2
        Third Quarter                        1-3/4   1-1/4
        Fourth Quarter                       1-1/2   1/2

    1996
        First Quarter                        1-5/16  1/2
        Second Quarter                       1-5/8   1
        Third Quarter                        2-1/4   1-1/4
        Fourth Quarter                       1-3/4   1

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS.

OVERVIEW

The Company completed major steps in 1996 to focus on businesses where it has a technological competitive advantage and to structure those businesses for improved profitability. The strategic divestitures of the medical products and transdermal products businesses effectively remove the Company from the highly regulated pharmaceutical and medical device industries with their related high research and development costs. In addition, the relocation of the developmental glove plant from the United Kingdom to Tijuana, Mexico greatly improves the operating efficiency of that business and significantly reduces costs.

Although revenues have increased and operating costs have been reduced significantly in the past year, the Company is not yet cash flow positive. Trilon Dominion Partners, LLC ("Trilon Dominion") the Company's largest shareholder with over 72% of the shares outstanding, has continued to provide financial support to the Company during 1996, and management believes that support will continue through the end of fiscal year 1997. As a result, the Company's independent auditors have removed the "going concern" paragraph from their report on the Company's financial statements for the year ended November 30, 1996.

In 1997, the Company will focus on expanding its core business of contamination control products (WCC) used in the clean rooms of electronic component manufacturers and on significantly increasing the production and sales of its proprietary synthetic glove (WGL). WCC will focus on geographic expansion especially in Southeast Asia, and on new customers for its proprietary swabs and wipes. In addition, product cost reduction efforts will continue with the transfer of some WCC production to Mexico. WGL will focus on maximizing production from the existing glove manufacturing equipment in Mexico and on completing the purchase and installation of the first full-scale glove production line to increase capacity to over 5 million pairs of gloves per year.

From time to time the Company may report, through its press releases and/or Securities and Exchange Commission filings, certain forward-looking statements that are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those projected by such forward-looking statements are set forth in Exhibit 99 to this Annual Report on Form 10-KSB for the year ended November 30, 1996. These include operating losses, liquidity, reliance on major distributors, new product development, competition, technological change, patents, trade secrets, product liability, dependence on key suppliers, and dependence on key personnel.

RESULTS OF OPERATIONS

NET SALES

WCC and WGL market their products directly to end users through an internal sales force utilizing outside distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net Sales increased by $410,000 (13.7%) to $3,403,000 in 1996 from $2,993,000 in
1995, due to increased sales of contamination control products. Sales of swabs increased by 26.4% and sales of wipes increased by 13.4%, in 1996 versus 1995.

GROSS PROFIT

Gross profit decreased by $205,000 to $538,000 in 1996 from $743,000 in 1995, due to increased indirect labor in WCC and costs of the developmental glove plant. Gross profit margin as a percent of sales decreased to 15.8% in 1996 from 24.8% in 1995. Excluding the impact of the glove sales and cost of sales on gross profit, the gross profit margin as a percentage of sales is 27.5% in 1996, and 31.5% in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

Selling, general and administrative expenses increased $116,000 (4.8%) to $2,514,000 1996 from $2,398,000 in 1995. The primary cause of this increase was the hiring of an additional sales representative in WCC and the full-year impact of WGL management hired in 1995.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $20,000 (4.2%) to $501,000 in 1996 from $481,000 in 1995, primarily related to increased project expense in WGL. As a percentage of sales, research and development expenses were 14.7% in 1996, compared to 16.1% in 1995.

OTHER INCOME (EXPENSE), NET

The other income in 1996 was related to the gain recognized from the payment of the note receivable by Advanced Materials (see Note 3).

INTEREST INCOME (EXPENSE), NET

The Company recognized net interest expense of $125,000 in 1996 and $742,000 in 1995. The interest expense was related primarily to the notes payable to Trilon Dominion Partners, LLC (see Note 4).

INCOME TAXES

For the fiscal years ended November 30, 1996 and 1995, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1996 and 1995.

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

During 1995 and 1996, the Company has not generated sufficient cash from operations to fund its working capital requirements. Net cash used in operating activities was $3,035,000 in 1996 versus $2,272,000 in 1995. The increase in the cash used in operating activities was primarily due to payment of past due accounts payable.

Net cash provided by investing activities was $509,000 in 1996 versus $39,000 in 1995, primarily due the write-off of the license agreements.

Net cash provided by financing activities was $2,697,000 in 1996 versus $2,176,000 in 1995. Debt financing in 1995 was obtained from Dominion Capital, Inc., and in 1996 from Trilon Dominion Partners, LLC. The details of the debt financing are provided in Note 4 to the financial statements.

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

Also, on January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1 million secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest is payable monthly at a rate of prime plus 3.75%. See Note 4 for details of the Agreement.

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

On July 3, 1996, pursuant to a Release Agreement, Advanced Materials paid the Company $1,190,000 in full and final payment of all remaining principal and interest on the amended and restated secured subordinated promissory note dated November 23, 1993.

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

On September 30, 1996, the Company and Trilon Dominion entered into a Second Amendment to the Agreement ("Second Amendment") whereby the amount of the credit line referred to above was increased from $1,000,000 to $2,000,000 and the termination date was extended from December 31,1996 to June 30, 1997. Pursuant to the Second Amendment, the Company can draw on the additional credit line upon achievement of certain milestones. See Note 4 for details of the Amendment.

As of January 31, 1997, the Company has $250,000 remaining on its credit facilities and anticipates continuing negative cash flow through at least the first half of fiscal year 1997. In addition to completing the above mentioned transactions, the Company is attempting to raise additional capital to fund its ongoing operations. Trilon Dominion, the Company's largest shareholder with over 72% of the shares outstanding, has continued to provide financial support to the Company during 1996, and management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 1997.

ITEM 7.     FINANCIAL STATEMENTS.


                   Index to Consolidated Financial Statements


                     Years ended November 30, 1996 and 1995

                                      Index



Report of Ernst & Young LLP, Independent Auditors.........................................12

Audited Financial Statements

Consolidated Balance Sheets...............................................................13
Consolidated Statements of Operations.....................................................14
Consolidated Statements of  Shareholders' Equity (Net Capital Deficiency).................15
Consolidated Statements of Cash Flows.....................................................16
Notes to Consolidated Financial Statements................................................17

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
Wilshire Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Wilshire Technologies, Inc. as of November 30, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity (net capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilshire Technologies, Inc. at November 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                    ERNST & YOUNG LLP



San Diego, California
January 31, 1997

                           WILSHIRE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      November 30,
                                                             ----------------------------
                                                                 1996             1995
                                                             ------------    ------------
ASSETS
Current assets:
  Cash                                                       $    189,000    $     18,000
  Accounts receivable trade, less allowance for doubtful
    accounts of $17,000 and $49,000 at November 30,
    1996 and  November 30, 1995, respectively                     571,000         675,000
  Inventories (Note 2)                                            591,000       1,085,000
  Current portion of note receivable (Note 10)                    204,000            --
  Other current assets                                            231,000         259,000
                                                             ------------    ------------
Total current assets                                            1,786,000       2,037,000

Property and equipment, less accumjulated depreciation
  of $637,000 and $903,000 at November 30, 1996 and
  November 30, 1995, respectively                                 723,000         931,000
Note Receivable from the sales of discontinued business
  less current portion (Note 10)                                  280,000            --
Note Receivable from Advanced Materials, Inc.
  net of $750,000 deferred gain (Note 3)                             --         1,000,000
License agreements (Note 6)                                          --           259,000
Goodwill, less accumulated amortization of $281,000
  and $350,000 at November 30, 1996 and November 30,
  1995, respectively                                              461,000         763,000
Other assets                                                      104,000         310,000
                                                             ------------    ------------
                                                             $  3,354,000    $  5,300,000
                                                             ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable                                           $    393,000    $    915,000
  Accrued expenses                                                454,000       1,030,000
  Interest payable                                                 31,000         989,000
  Line of credit (Note 4)                                       1,500,000            --
  Current portion of long-term debt (Note 4)                         --             2,000
                                                             ------------    ------------
Total current liabilities                                       2,378,000       2,936,000

Long-term debt, less current portion (Note 4)                        --         7,637,000
Commitments and contingencies (Note 6)
Shareholders' equity (net capital deficiency)
  Preferred stock, no par value, 2,000,000 shares authorized
    and none issued and outstanding                                 --              --
  Common stock, no par value, 50,000,000 shares
    authorized; 12,943,385 shares and 4,490,455 shares
    issued and outstanding at November 30, 1996 and
    November 30, 1995, respectively                            25,857,000      17,071,000
Common stock warrants                                             275,000         418,000
Accumulated deficit                                           (25,156,000)    (22,762,000)
                                                             ------------    ------------
Total shareholders' equity (net capital deficiency)               976,000      (5,273,000)
                                                             ------------    ------------
                                                             $  3,354,000    $  5,300,000
                                                             ============    ============



            See independent auditor's report and accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Years Ended November 30,
                                                     --------------------------------
                                                          1996               1995
                                                     --------------    --------------
Continuing operations:
     Net sales                                       $    3,403,000    $    2,993,000
     Cost of sales                                        2,865,000         2,250,000
                                                     --------------    --------------
     Gross profit                                           538,000           743,000

     Operating expenses:
         Marketing and selling                              589,000           564,000
         General and administrative                       1,925,000         1,834,000
         Research and development                           501,000           481,000
         Loss from joint venture (Note 7)                      --              40,000
                                                     --------------    --------------
     Total operating expenses                             3,015,000         2,919,000
                                                     --------------    --------------

     Loss from operations                                (2,477,000)       (2,176,000)
     Other income (Note 3)                                  190,000              --
     Interest income (expense), net                        (125,000)         (742,000)
                                                     --------------    --------------
     Loss before provision
         for state income taxes                          (2,412,000)       (2,918,000)

     Provision for state income taxes - current               1,000             1,000
                                                     --------------    --------------

     Loss from continuing operations                     (2,413,000)       (2,919,000)

Gain (loss) from discontinued operations (Note 10)           19,000          (681,000)
                                                     --------------    --------------

Net loss                                             $   (2,394,000)   $   (3,600,000)
                                                     ==============    ==============

Weighted average shares outstanding                      12,102,366         4,490,455
                                                     ==============    ==============
Loss per share:
     Loss from continuing operations                 $        (0.20)   $        (0.65)
     Loss from discontined operations                          --               (0.15)
                                                     --------------    --------------
     Net loss per share                              $        (0.20)   $        (0.80)
                                                     ==============    ==============

            See independent auditor's report and accompanying notes.

                          WILSHIRE TECHNOLOGIES, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                     YEARS ENDED NOVEMBER 30, 1996 AND 1995


                                       Common Stock              Common Stock Warrants
                                --------------------------      -----------------------       Accumulated
                                  Shares          Amount        Warrants        Amount          deficit           Total
                                ----------     -----------      ---------      --------      ------------     -----------
Balances - November 30, 1994     4,490,455     $17,071,000      4,180,000      $418,000      $(19,162,000)    $(1,673,000)
        Net loss                        --              --             --            --        (3,600,000)     (3,600,000)
                                ----------     -----------      ---------      --------      ------------     -----------
Balances - November 30, 1995     4,490,455      17,071,000      4,180,000       418,000       (22,762,000)     (5,273,000)
        Exchange Agreement       8,441,430       8,779,000     (1,430,000)     (143,000)               --       8,636,000
        Exercise of options         11,500           7,000             --            --                --           7,000
        Net loss                        --              --             --            --        (2,394,000)     (2,394,000)
                                ----------     -----------      ---------      --------      ------------     -----------
Balances - November 30, 1996    12,943,385     $25,857,000      2,750,000      $275,000      $(25,156,000)    $   976,000
                                ==========     ===========      =========      ========      ============     ===========

                           WILSHIRE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   Years Ended November 30,
                                                              --------------------------------
                                                                   1996              1995
                                                              --------------    --------------
OPERATING ACTIVITIES
Net loss                                                      $   (2,394,000)   $   (3,600,000)
Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                            425,000           647,000
            Provision for loss on accounts receivable                (12,000)          (95,000)
            Gain on sale of property and equipment                      --             (12,000)
            Gain on sale of discontinued operations                  (19,000)             --
            Gain on settlement of note receivable                   (190,000)             --
            Net change in operating assets and liabilities:
                Increase in accounts receivable                     (206,000)         (102,000)
                Decrease in inventories                              182,000           250,000
                (Increase) decrease in other current assets           (1,000)           12,000
                Increase (decrease) in accounts payable and
                 accrued expenses                                   (851,000)          132,000
                Increase in interest payable                          31,000           799,000
                Decrease in amounts due to joint venture                --            (303,000)
                                                              --------------    --------------
Net cash used in operating activities                             (3,035,000)       (2,272,000)
                                                              --------------    --------------

INVESTING ACTIVITIES
Purchase of equipment                                               (201,000)          (24,000)
Proceeds from sale of property and equipment                            --              27,000
Proceeds from sale of discontinued operations                        256,000              --
Decrease in other assets                                             454,000            36,000
                                                              --------------    --------------
Net cash provided by investing activities                            509,000            39,000
                                                              --------------    --------------

FINANCING ACTIVITIES
Proceeds from line of credit and long-term debt                    1,500,000         2,204,000
Proceeds from settlement of note receivable                        1,190,000              --
Proceeds from exercise of stock options                                7,000              --
Payments on notes payable and long-term debt                            --             (28,000)
                                                              --------------    --------------
Net cash provided by financing activities                          2,697,000         2,176,000
                                                              --------------    --------------

NET INCREASE (DECREASE) IN CASH                                      171,000           (57,000)
CASH - BEGINNING OF PERIOD                                            18,000            75,000
                                                              --------------    --------------
CASH - END OF PERIOD                                          $      189,000    $       18,000
                                                              ==============    ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

In January, 1996, the Company completed an Exchange Agreement with Trilon Dominion Partners,LLC pursuant to which the Company exchanged long-term debt and accrued interest for common stock (Note 4).

In June, 1996, the Company completed the sale of certain assets of the Medical Products division (Note 10).



            See independent auditor's reports and accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Wilshire Technologies, Inc. (the "Company") develops, manufactures and markets engineered polymer products for industrial clean room use. The Company, based in Carlsbad, California, operates through two divisions - - Wilshire Contamination Control ("WCC"), and Wilshire Gloves ("WGL") and a wholly-owned subsidiary, Wilshire Gloves (UK) Ltd. During 1996, the Company divested its Medical Products and Transdermal Products divisions, and will focus primarily on products used in industrial clean rooms, such as gloves and contamination control products.

The consolidated financial statements include the accounts of the Company's two divisions and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

BASIS OF PRESENTATION

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion) in the form of both debt and equity to fund its operations. The Company is attempting to raise additional capital to fund its ongoing operations, and management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 1997.

In March 1996, the Board of Directors authorized management to proceed with the sale of the assets of the Medical Products division which was completed on June 30, 1996, pursuant to a Purchase of Assets and Assumption of Sublease Agreement with Acacia Laboratories of Texas, Inc., (See Note 10). The disposition of this business has been accounted for as a discontinued operation. Accordingly, the financial statements of all prior periods have been restated to exclude the results of the Medical Products division from the results of continuing operations.

INVENTORIES

Inventories are stated at the lower of first in, first out cost or market.

REVENUE RECOGNITION

Sales are recognized when the product is shipped and customer acceptance is received pursuant to applicable customer contracts or purchase orders.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes of the financial statements. The actual results could differ from those estimates.


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated on a straight-line basis over their estimated useful lives, which range from three to seven years. Property and equipment under capital leases are amortized over the life of the asset or the term of the lease, whichever is shorter.

INTANGIBLE ASSETS

Goodwill is being amortized over 17 years. For the years ended November 30, 1996 and 1995, amortization was $61,000 and $81,000, respectively.

CONCENTRATION OF CREDIT RISK

Sales to a national distributor accounted for 33% and 37% of total sales during 1996 and 1995, respectively. Otherwise, the Company's customers are dispersed across different industries and geographic locations. The Company reviews a potential customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Management does not believe significant credit risks exist.

LOSS PER SHARE

Net loss per common share in fiscal 1996 and 1995 was computed using the weighted average number of common shares outstanding during the period which excludes all common equivalent shares that are antidilutive.

NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS" ) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for fiscal years beginning after December 15, 1995. SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairments are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS 121 during 1996. The adoption of this statement did not have a material impact in the Company's consolidated financial statements.

In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation", effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes the fair value based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the periods in which the related services are rendered. The Company has made the decision to continue with the current intrinsic value based method, as allowed by SFAS 123, but it will be disclosing the pro forma effect of applying the fair value based method beginning with the year ended November 30, 1997.

2.  FINANCIAL STATEMENTS INFORMATION

Inventories consist of the following:

                                                          NOVEMBER 30,
                                                --------------------------------
                                                     1996               1995
                                                --------------    --------------
Raw materials                                   $      141,000    $      411,000
Work in process                                        175,000           159,000
Finished goods                                         275,000           515,000
                                                ==============    ==============
                                                $      591,000    $    1,085,000
                                                ==============    ==============

Property and equipment consist of the following:

                                                         NOVEMBER 30,
                                               --------------------------------
                                                   1996                    1995
                                               --------------    --------------
Machinery and equipment                        $      885,000    $    1,022,000
Furniture and office equipment                        350,000           446,000
Leasehold improvements                                 87,000           366,000
Construction in progress                               38,000              --
                                               --------------    --------------
                                                    1,360,000         1,834,000
Less accumulated depreciation
   and amortization                                  (637,000)         (903,000)
                                               ==============    ==============
                                               $      723,000    $      931,000
                                               ==============    ==============

Other assets includes the following:

                                                         NOVEMBER 30,
                                               ---------------------------------
                                                   1996                1995
                                               --------------     --------------
Debt issue costs, net                          $         --       $       95,000
Patents and trademarks, net                           104,000            192,000
Various other assets                                     --               23,000
                                               ==============     ==============
                                               $      104,000     $      310,000
                                               ==============     ==============

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

On July 3, 1996, pursuant to a Release Agreement, Advanced Materials, paid the Company $1,190,000 in full and final payment of all remaining principal and interest on the amended and restated secured subordinated promissory note dated November 23, 1993. Accordingly, the Company released $190,000 of the reserve against the note to state the note at its net realizable value which is included in other income in the accompanying Statement of Operations.

Pursuant to the sale of its Medical Products division, the Company received a $540,000 secured note payable over 36 months, and bearing interest at a rate of 5% per annum (see Note 10).

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

Also, on January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1 million secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest is payable monthly at a rate of prime plus 3.75%. In connection with the loan, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.75 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on January 5, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable when the Company extended the termination date of the Agreement to June 30, 1997. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price of $1.75 per share and it expires on January 5, 2001. The holder of each of such five-year warrants may, without payment to the Company, convert the warrant in whole or in part into shares of the Company's common stock having a market value equal to the difference between (x) the market value per share of common stock multiplied by the number of warrants that are converted and (y) the warrant exercise price, multiplied by the number of warrants that are converted.

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

On September 30, 1996, the Company and Trilon Dominion entered into a Second Amendment to the Agreement ("Second Amendment") whereby the amount of the credit line was increased from $1,000,000 to $2,000,000 and the termination date was extended from December 31,1996 to June 30, 1997. Pursuant to the Second Amendment, the Company can draw on the additional credit line upon achievement of certain milestones. In addition, two warrants were issued in connection with the Second Amendment. The first warrant entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $1.31 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on September 30, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which only becomes exercisable if the Company does not pay Trilon Dominion the principal and interest due on June 30, 1997. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on June 30, 1997, and it expires on September 30, 2001. The holder of each of such five-year warrants may, without payment to the Company, convert the warrant in whole or in part into shares of the Company's common stock having a market value equal to the difference between (x) the market value per share of common stock multiplied by the number of warrants that are converted and (y) the warrant exercise price, multiplied by the number of warrants that are converted.

5.  INCOME TAXES

At November 30, 1996, the Company had federal net operating loss carryforwards of approximately $15,399,000 which will begin to expire in 2008 unless previously utilized. In addition, the Company had California and Texas net operating loss carryforwards of approximately $12,996,000 which will begin to expire in 1997, unless previously utilized. Research and development tax credits of $60,000 will begin to expire in 2009.

As a result of ownership changes that occurred in February 1993 from a private placement of common stock and in January 1996 from the exchange of common stock for the outstanding debt and accrued interest, the Company's federal net operating loss carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods. Because of "change of ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss and tax credit carryforwards will be subject to annual limitations regarding utilization against taxable income in future periods. The Company estimates that approximately

$6,800,000 of its federal net operating loss carryforward will be unavailable for future tax benefit. Accordingly, the federal tax net operating loss carryforward has been reduced, including the related deferred tax asset.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Due to the uncertainty surrounding future realization of favorable tax attributes, a valuation allowance was recorded against deferred tax assets. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of November 30, 1996 and 1995 are as follows:

                                                       YEAR ENDED NOVEMBER 30
                                                        1996              1995
                                                   --------------   --------------
Deferred tax assets:
Depreciation and amortization                      $       44,000   $      156,000
Loss from joint venture                                      --            515,000
Installment Sale                                        1,007,000             --
Warrants                                                  108,000          108,000
Accrued liabilities                                        32,000          318,000
Allowance for doubtful accounts                            23,000           19,000
Inventory reserves                                        180,000          697,000
Sale of OEM medical supply division                          --            180,000
Other                                                     118,000           59,000
Net operating loss carryforwards                        5,959,000        6,862,000
                                                   --------------   --------------
Total deferred assets                                   7,471,000        8,914,000
Valuation allowance for deferred assets                (7,471,000)      (8,914,000)
                                                   --------------   --------------
Net deferred tax assets                            $         --     $         --
                                                   ==============   ==============

6.  COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

The Company and its alleged predecessor company, Wilshire Foam, have been named as defendants in thousands of bodily injury lawsuits involving breast implants pending in Alabama, Arizona, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Louisiana, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Washington, and in a federal multi-district litigation ("MDL") venued in Birmingham, Alabama. These suits seek compensatory and punitive damages under a variety of legal theories. The allegations against Wilshire Foam concern the use by some implant manufacturers of polyurethane products purportedly supplied by Wilshire Foam which were apparently incorporated into the implants and placed in the plaintiffs' bodies. Plaintiffs allege that they have suffered adverse effects of having polyurethane in their bodies, in addition to the alleged adverse effects of silicone and other components of the implants.

The Company believes it has several layers of protection from exposure in these cases. First, as described in greater detail below, the Company and Wilshire Foam carried insurance. Second, also discussed below, recent developments in the MDL and in related negotiations have resulted in the probable resolution of most of the pending and possible future claims against the Company. Third, there are a great number of co-defendants, some of which are large corporations with significant resources, that may be required to contribute to any award or indemnify the Company. Fourth, the Company has asserted a number of legal defenses in the lawsuits as described below. Fifth, these claims relate to products sold prior to the acquisition of Wilshire Foam, in which product liabilities were expressly not assumed and the Company was indemnified by the shareholders of Wilshire Foam. In many, if not most of the cases, the Company believes it did not sell any product to the implant manufacturers in question or during the relevant time period. The Company has been dismissed by approximately 1500 plaintiffs because it was shown that a Wilshire Foam product was not involved or in connection with a related resolution of the case.

Management believes the Company is adequately covered by insurance for these suits under one or more commercial general liability ("CGL") and excess liability insurance policies. Between 1974 and 1980, Fireman's Fund Insurance Company provided the CGL coverage; from 1980 through 1987, affiliates of the Chubb Group provided both CGL and excess coverage. The CGL policies for 1987-1992 were underwritten by Allstate Insurance Company affiliates; excess coverage for those years has been provided by Fireman's Fund. While Wilshire Foam's greatest number of relevant sales appear to have taken place during the early to mid-1980's, there appears to be over $100 million in combined potential insurance coverage for the Company and/or Wilshire Foam during and after that time period. To date, all of the claims have been tendered to the insurance carriers, who have accepted defense of the litigation, subject to customary reservations of rights. No assurance can be given that any future lawsuits will be accepted by carriers. The cost of defense of the suits is generally not applied toward the policy limits. The Company and its insurers are exploring additional excess coverage which appears to have been in place during the 1970's until 1980.

Many of the lawsuits have only recently been filed, and therefore all of the facts and circumstances surrounding the various allegations have yet to be determined. Consequently, it is difficult to predict the ultimate outcome and extent of the Company's involvement. Nevertheless, the Company presently believes that numerous legal defenses to potential liability exist, including, but not limited to, the absence of causation, lack of identification, fault of others, absence of defect, superseding cause, the component manufacturer defense, statutes of limitations, the absence of successor liability, learned intermediary, contribution and indemnity, and has in fact included these defenses in its answers to the lawsuits. As with any litigation, there is a risk of adverse judgments against the Company. The Company is actively cooperating with its insurers and counsel in the defense of these lawsuits.

Previously, a number of defendants, including the Company, entered into a global settlement agreement ("Global Settlement") in the MDL. Under the terms of the Global Settlement, the Company would be required to contribute $8 million to the global settlement fund, which the Company's insurers have agreed to pay. The judge presiding over the MDL approved the Global Settlement and found it to be fair; however, in September of 1995 that judge announced that the Global Settlement is under funded, in part due to an unexpected number of registrants and other reasons. The Company understands that efforts to resurrect or replace the Global Settlement are ongoing but that the Global Settlement may not become effective. The Company is to be a released party in the current draft of the replacement for the Global Settlement without any additional funding requirements from the Company or its insurers.

Separately, the Company has reached agreement with Medical Engineering Corporation and Bristol-Myers Squibb ("MEC"), whereby, in essence, MEC has agreed to indemnify the Company in all cases where a plaintiff, whose implant is within MEC's chain of distribution, opts out of the Global Settlement. The MEC indemnification also covers Wilshire for plaintiffs who opted into the Global Settlement in the event that the Global Settlement does not become effective, so that the Company remains protected in most cases even if the Global Settlement cannot be resurrected. The Company's insurers have funded the initial amount the Company agreed to pay to MEC in consideration of MEC's providing such indemnification, and have agreed to pay the balance which would become due to MEC if the Global Settlement does not become effective. These funding payments reduced the limits of coverage under various CGL policies, but none of these payments or funding commitments exhausted or will exhaust any of the policies' limits or reached any excess policy.

The Company believes that the indemnification by MEC, with or without the Global Settlement, would eliminate the great majority of implant-related cases pending against the Company. However, even if the Global Settlement is finally approved, cases will remain pending against the Company involving plaintiffs who opt out of the Global Settlement and whose implants are outside of the MEC chain of distribution and hence not covered by the MEC indemnification.

SHAREHOLDER LAWSUITS AND SEC INVESTIGATION

In August 1994, an "Amended Consolidated Class Action Complaint" was filed in the United States District Court (the "Court") for the Southern District of California (Master File 94-0400-B(AJB)) against the Company; Michael W. Crow, its former Chairman, President and Chief Executive Officer; Peter F. Kuebler, its former Chief Financial Officer; and certain other parties.

The Complaint alleges violations of Sections 10(b), and 20(a) of the Securities Exchange Act of 1934 and of Sections 11 and 12(2) of the Securities Act of 1933 by publication of misleading earnings reports, projections and other information about the Company's transactions. The complaint seeks unspecified compensatory damages, interest and costs.

On May 16, 1995, Judge Rudi Brewster of the United States District Court for the Southern District of California entered a final judgment dismissing the Complaint against the Company and approving a Settlement Agreement between the Company and the Plaintiffs (the "Settling Parties"). Thereupon, on January 25, 1996, the United States District Court for the Southern District of California entered a final judgment ordering that the Complaint be dismissed in its entirety.

Under the Settlement Agreement, the Company is to issue 2,750,000 Warrants (the "Settlement Warrants") to the Settlement Class and their counsel. "Settlement Class" is generally defined in the Settlement Agreement as all persons who purchased common stock of the Company between November 24, 1992 and March 14, 1994 and suffered a loss thereby.

Each Settlement Warrant will entitle the holder to purchase one share of the Company's common stock for $4 per share, subject to adjustment for changes in the Company's stock price prior to the issuance of the Settlement Warrants and subject to antidilution adjustments. The Company valued the warrants at $0.10 per underlying common share and recorded a charge to earnings of $275,000 in fiscal 1994. The Settlement Warrants are exercisable between the second and fifth anniversaries of the date of their issue, but only after the Company's common stock underlying the Settlement Warrants has been registered under the Securities Act of 1933. The Company has agreed to use its best efforts to achieve such registration, but not before the second anniversary of the Warrant issuance date and has also agreed, at the time of such registration, to attempt to obtain listing and trading rights for the Settlement Warrants and the underlying common stock on the Exchange on which the Company's common stock is then traded. The Company has agreed to pay certain costs associated with the distribution of the Settlement Warrants. Currently, the Company is waiting for a list of the members of the Settlement Class from the Plaintiff's attorneys in order to issue the Settlement Warrants.

The Securities and Exchange Commission also has investigated the events that gave rise to the above-described lawsuit. On September 24, 1996, the Securities and Exchange Commission ("SEC") entered an order pursuant to Section 21(c) of the Securities Exchange Act ordering the Company to cease and desist from committing or causing violation of certain antifraud, reporting, record-keeping, and internal control provisions of the Securities Exchange Act. The Company consented to the Order without admitting or denying the SEC's findings.

SUPPLIER LAWSUIT

On October 22, 1996, Powell Products, Inc. ("Powell") sued the Company in state court in Dallas County, Texas alleging a variety of claims, all centered upon Powell's assertion that the Company has wrongfully obtained and used Powell's trade secrets for manufacturing foam-tipped applicators. On the same day, Powell obtained an ex parte temporary restraining order, which required temporary cessation of the Company's automated foam-tipped swab manufacturing process. On November 4, 1996 the parties negotiated an agreed temporary injunction, which places certain limits on the Company's operations through June 4, 1997, but which allows the Company to continue in its business of manufacturing foam-tipped swabs. The agreed temporary injunction also protects the Company from liability to Powell that might arise from foam-tipped swab manufacturing during the term of the agreed injunction. On November 5, 1996, the Company removed the case to the U.S. District Court for the Northern District of Texas, where the case remains pending. The Company has denied Powell's allegations, and counterclaimed for wrongful injunction. The Company has defeated Powell's attempts to transfer the case to Colorado and Powell's request that the Court stay the case in favor of arbitration. The Company plans to continue to vigorously defend this litigation. The case is set on the trial docket of the U.S. District court for the Northern District of Texas for February 2,1998.

CONTINGENT LIABILITIES RELATED TO THE SALE OF THE GENERAL FOAM DIVISION

The Company remains contingently liable for certain deferred compensation due through 2025 aggregating $1,238,000 in connection with the sale of the general foam division to Advanced Materials effective on November 30, 1992.

LICENSE AGREEMENTS AND RELOCATION COSTS

In 1993, the Company entered into two ten year worldwide License Agreements for a proprietary polyurethane material with Innovative Technologies, Ltd., ("IT") a company based in the United Kingdom.

On April 18, 1996, the Company completed two additional Agreements with IT related to the License Agreements noted above. Pursuant to these Agreements, the Company transferred the rights under one License Agreement back to IT, and IT canceled $642,000 in minimum royalties which the Company had accrued under both License Agreements. Under the terms of the remaining License Agreement, the minimum royalty payments are $112,000 in 1997, $240,000 in 1998, and $320,000
per year from January, 1999, through June, 2003.

As a consequence of these additional Agreements, the Company has written off the net book value of the License Agreements and has deferred the gain against $450,000 of estimated relocation costs of the developmental glove plant which was relocated from the IT facility in the United Kingdom to Tijuana, Mexico.

LEASE COMMITMENTS

The following is a schedule of the future minimum rental payments required under the leases which have remaining non cancelable lease terms in excess of one year at November 30, 1996:

                                               OPERATING
                                                LEASES
                                            --------------
                1997                        $      175,000
                1998                                28,000
                                            --------------
                Total minimum payments      $      203,000
                                            ==============

Rent expense was $301,000 and $277,000 for the years ended November 30, 1996 and 1995, respectively. During 1996, the Company received $145,000 of sublease rental income.

7.  JOINT VENTURE

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

On October 31, 1995, the Company entered a buy-out agreement with IPC, whereby the Company purchased all of IPC's interest in the joint venture. The purchase price was equal to the amount of documented costs paid by IPC on behalf of the joint venture, not to exceed $1,250,000. The total price would have been paid as a percentage of TrimPatch(TM) sales and such payments charged against the results of operations.

On September 30, 1996, the Company completed an Agreement of Purchase and Sale of TrimPatch(TM) Business and Assets with IPC whereby IPC purchased from the Company certain assets of its transdermal products business related to TrimPatch(TM). The sale price of $3,130,000 will be paid out based on future sales of TrimPatch(TM). The assets sold include all equipment, inventory, patents, trademarks, trade names, and regulatory approvals used in the TrimPatch(TM) business, which Wilshire previously has expensed in its financial statements. If Intelligent Pharmaceuticals Corporation cannot sell the existing inventory, the sale price will be adjusted to $1,868,000. Wilshire will recognize the revenue from the sale, if any, over the period the proceeds are received.

8.  SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

COMMON STOCK

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

In November, 1996, stock options for 11,500 shares of common stock were exercised, and the Company received proceeds of approximately $7,000.

PREFERRED STOCK

On December 3, 1992, 2,000,000 shares of undesignated Preferred Stock were authorized. The Board of Directors is authorized to provide for the issuance of the undesignated Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each series, to fix or alter the rights, preferences and privileges of the shares of each wholly unissued series and any restrictions thereon, and to increase or decrease the number of shares of any series.

WARRANTS AND STOCK OPTIONS

As mentioned in Note 6 above, the Company has entered into a Settlement Agreement with the plaintiffs in the shareholder litigation authorizing the issuance of 2,750,000 warrants with an exercise price of $4.00 per share subject to adjustment to protect against dilution. The warrants are exercisable between the second and fifth anniversaries of the date the warrants are ultimately issued and were valued at $0.10 per share.

On April 27, 1992, the Company's Board of Directors approved a stock option plan for 150,000 options and on December 1, 1993, approved a second stock option plan for 250,000 options. On December 6, 1994, the Board of Directors approved a third stock option plan (The 1995 Stock Option Plan) for options on 500,000 shares. The 1995 Stock Option Plan was approved by the shareholders at the Annual Meeting on August 1, 1995. An amendment to the 1995 Stock Option Plan was approved by the shareholders at the Annual Meeting on May 20, 1996, to increase the number of shares that may be issued under such plan to 1,750,000 shares. As of November 30, 1996, the following options were outstanding under each respective Stock Option Plan: 22,600 under the 1992 plan, 223,000 under the 1993 plan, and 515,000 under the 1995 plan.

Under the Plans, the Company may grant incentive stock options ("ISOs"), as defined under the Internal Revenue Code or nonqualified stock options ("NQOs"). Options may be granted at not less than 100% of the fair market value on the date of grant for ISOs. The option period cannot exceed 10 years from the date an option is granted or five years in the case in which an option is granted to a 10% shareholder of both classes of stock at the time the option is granted. No option shall be exercisable before nine months after the date of grant of such option. Generally, if an optionee's employment is terminated, all unvested options granted to such employee under the Plans shall terminate and may no longer be exercised.

On September 16, 1994, the five non-management members of the Company's Board of Directors each were granted 15,000 stock options at an exercise price of $2.63 per share, and the Chairman and Chief Executive Officer was granted 200,000 stock options at an exercise price of $2.63 per share. These 275,000 options were not granted under any of the above mentioned plans, and were approved by the shareholders at the Annual Meeting on August 1, 1995.

On December 6, 1994, Mr. William Hopke, who became a Director in November, 1994, was granted 15,000 stock options at an exercise price of $1.38 per share. These options were not granted under any of the above mentioned plans, and were approved by the shareholders at the Annual Meeting on August 1, 1995.

On April 17, 1995 the five non-management members of the Company's Board of Directors each were granted 15,000 stock options at an exercise price of $0.63 per share, and the Chairman and Chief Executive Officer was granted 200,000 stock options at an exercise price of $0.63 per share. These 275,000 options were not granted under any of the above mentioned plans, and were approved by the shareholders at the Annual Meeting on August 1, 1995.

On January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1 million secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest is payable monthly at a rate of prime plus 3.75%. In connection with the loan, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.75 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on January 5, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable when the Company extended the termination date of the Agreement to December 31, 1996. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price of $1.75 per share, and it expires on January 5, 2001.

On September 30, 1996, the Company and Trilon Dominion entered into a Second Amendment to the Agreement ("Second Amendment") whereby the amount of the credit line was increased from $1,000,000 to $2,000,000 and the termination date was extended from December 31,1996 to June 30, 1997. Pursuant to the Second Amendment, the Company can draw on the additional credit line upon achievement of certain milestones. In addition, two warrants were issued in connection with the Second Amendment. The first warrant entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $1.31 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on September 30, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which only becomes exercisable if the Company does not pay Trilon Dominion the principal and interest due on June 30, 1997. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on June 30, 1997, and it expires on September 30, 2001. The holder of each of such five-year warrants may, without payment to the Company, convert the warrant in whole or in part into shares of the Company's common stock having a market value equal to the difference between (x) the market value per share of common stock multiplied by the number of warrants that are converted and (y) the warrant exercise price, multiplied by the number of warrants that are converted.

A summary of option and warrant activity is as follows:

                                                   YEARS ENDED NOVEMBER 30,
                                              --------------------------------
                                                   1996              1995
                                              --------------------------------
Granted                                              595,000           640,000
Exercised                                             11,500          --
Terminated                                         1,801,770           165,929
Outstanding                                        4,388,632         5,606,902
Available for grant                                1,262,000           268,000
Exercise price of options outstanding           $0.50-$15.63      $0.63-$16.75

The options and warrants outstanding on November 30 expire as follows:

Fiscal Year
-----------
1997                  481,000
1998                   26,032
1999                   50,000
2000                  200,000
2001                  225,000
2002                2,870,600
2003                   21,000
2005                  215,000
2006                  300,000

              ---------------
                    4,388,632
              ===============

At November 30, 1996, 4,388,632, shares were reserved for the issuance of options and warrants.

9.  RELATED PARTY TRANSACTIONS

On November 30, 1996, the Company had short-term debt outstanding to Trilon Dominion Partners, LLC ("Trilon Dominion") of $1,500,000 plus accrued interest (see Note 4). In addition, Trilon Dominion owned 9,381,430 shares, or 72.8%, of the Company's common stock and warrants entitling it to purchase an additional 225,000 shares (before dilution adjustments). Mr. Ronald Cantwell, who is President of Trilon Dominion, has been a director and Chairman of the Board of the Company since December 6, 1996.

The Company has been informed that Trilon Dominion also owns 3,600,807 shares of the common stock of Advanced Materials or 34% of the total shares outstanding on November 30, 1996, and has the right to acquire an additional 965,000 such shares upon exercise of a warrant. Since January 24, 1997, Mr. Cantwell has been a director of Advanced Materials. During 1996, the Company purchased $605,000 of goods and services and paid rents of $59,000 to Advanced Materials.

10.  DISCONTINUED OPERATIONS

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

Sales of WMP were as follows:

                             Years Ended November 30,
                      ----------------------------------------
                           1996                      1995
                      -----------------      -----------------
Net Sales                      $888,000             $1,347,000


The effect on the results of operations from the sale of the WMP division was as follows:

                                                    Years Ended November 30,
                                               --------------------------------
                                                   1996                1995
                                               --------------    --------------
Income (loss) from operations of               $       18,000    $     (681,000)
    discontinued business
Loss on disposal of discontinued                      (24,000)
    business, net of estimated operating
    results of $67,000 during phase-out
    period
Gain from reversal of excess accrued
    expenses related to disposal of
    discontinued business                              33,000
Additional expenses related to disposal
    of discontinued business                           (8,000)
                                               --------------    --------------
Total                                          $       19,000    $     (681,000)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    DIRECTORS

Directors are elected annually and hold office until the next annual meeting of shareholders or until their respective successors are elected and qualify.

RONALD W. CANTWELL (age 53) has been a Director and Chairman of the Board of the Company since December 1996, and has served as President of Trilon Dominion Partners, LLC since its inception in June 1995. Prior to joining Trilon Dominion, Mr. Cantwell served as the President of The Catalyst Group, Inc. where he successfully executed a variety of merchant banking activities and managed the operations of a diverse mix of utility assets. Approximately $2 billion of these assets were successfully divested under Mr. Cantwell's direction. In addition, he has been involved in advising numerous mergers and acquisitions and restructuring matters for the Edper Group, the principal investor in Catalyst. Prior to joining Catalyst, Mr. Cantwell spent 19 years in the practice of public accounting, most recently with Ernst & Young where he was a tax partner and headed the Dallas-based Mergers and Acquisitions practice. While at Ernst & Young, Mr. Cantwell was instrumental in structuring mergers, acquisitions, recapitalizations, and dispositions on behalf of several Fortune 500 and many of the Southwest's most acquistion-oriented entities. Mr. Cantwell is a Certified Public Accountant. Since January 24, 1997, Mr. Cantwell has been a director of Advanced Materials.

JOHN VAN EGMOND (age 47) has been President and Chief Executive Officer and a Director of the Company since December 1996. Mr. Van Egmond is affiliated with Trilon Dominion Partners, LLC and has been President and Chief Executive Officer of Century Power Corporation since 1989. Prior to 1989, Mr. Van Egmond was Vice President and Controller of Century. Prior to joining Century, Mr. Van Egmond held various financial positions from 1972 to 1984 with Tucson Electric Power Company. Mr. Van Egmond is a Certified Public Accountant and holds a B.S. from Montana State University.

At January 31, 1997, there were three vacancies on the Board of Directors.

OTHER EXECUTIVE OFFICERS

JAMES W. KLINGLER (age 49) has been Vice President, Secretary and Chief Financial Officer since October, 1994. Previously, Mr. Klingler was Vice President, Controller of the Optical Division of Allergan, Inc. Prior to joining Allergan, Mr. Klingler held various financial positions with Pepsico, Inc., Schering-Plough Corp., and Continental Group, Inc. Mr. Klingler is a Certified Management Accountant and holds a B.A. from Ohio State University, and an M.B.A. from Columbia University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during the fiscal year ended November 30, 1996 all
Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. John Hunter, a director of the Company from August 8, 1996 to November 18, 1996, inadvertently was one month late in filing his Initial Report of Ownership on Form 3.

ITEM 10.  EXECUTIVE COMPENSATION.

There is shown below information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal year ended November 30, 1996 of the person who was, until his resignation on September 9, 1996, the chief executive officer of the Company. After Mr. Scibelli's resignation, Mr. William Hopke, a director, served as interim chief executive officer until December, 1996, when Mr. John Van Egmond was elected as president and chief executive officer of the Company. Neither Mr. Hopke nor Mr. Van Egmond received any compensation from the Company for their services. No other executive officer of the Company had salary and bonus in excess of $100,000 during the fiscal year ended November 30, 1996.

                         SUMMARY COMPENSATION TABLE
                         ------------------------------------------------------------------
                         ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                         ---------------------------------------------------------------------------------
                                                                    AWARDS                      PAYOUTS
                         ---------------------------------------------------------------------------------
                                                                                  Securities
                                                        Other                       Under-
                                                        Annual      Restricted      Lying                     All Other
    Name and                                           Compen-        Stock        Options/       LTIP         Compen-
   Principal                   Salary       Bonus       sation       Award(s)        SARs        Payouts       sation
    Position        Year         ($)         ($)         ($)           ($)           (#)           ($)           ($)
      (a)            (b)         (c)         (d)         (e)           (f)           (g)           (h)           (I)
------------------------------------------------------------------------------------------------------------------------
Stephen P.          1996      $131,058       ---         ---           ---           2,000        ---       $57,398 (1)
Scibelli, Jr.
Chief               1995      $175,000       ---         ---           ---         200,000        ---       $25,565
Executive
Officer and         1994      $175,000       ---         ---           ---         200,000        ---       $25,863
President


               (1) Of the amount shown for 1996, $18,314 represents one-half of the premium paid by the Company during fiscal 1996 on an insurance policy with present death benefits of $1,263,000 on the life of Mr. Scibelli, of which Mr. Scibelli is the beneficiary. The other one-half of the premium is paid by Advanced Materials, pursuant to the Asset Purchase Agreement dated November 30, 1990. The remaining $39,084 represent $31,848 in accrued vacation paid on Mr. Scibelli's resignation and $7,236 in medical payments not covered by the Company's group medical insurance plan in which Mr. Scibelli participated.

                Under Mr. Scibelli's employment contract described below, Advanced Materials has purchased an automobile for use by Mr. Scibelli for which it pays the operating and maintenance costs.

OPTION GRANTS

Shown below is information on grants of stock options pursuant to the Stock Option Plans and otherwise during the fiscal year ended November 30, 1996, to the named executive officer reflected in the Summary Compensation Table above. No stock appreciation rights were granted under the Stock Option Plans or otherwise.

                                              PERCENT OF TOTAL
                                             OPTIONS GRANTED TO
                                             EMPLOYEES IN FISCAL
                                 OPTIONS            YEAR        EXERCISE PRICE         EXPIRATION
            NAME                 GRANTED                          (PER SHARE)              DATE
  ---------------------------------------------------------------------------------------------------
  Stephen P. Scibelli, Jr.        2,000                 ---          $1.75                9/9/97

OPTION EXERCISES AND FISCAL YEAR-END VALUES

Shown below is information with respect to the number of shares of the Company's Common Stock acquired upon exercise of options, the value realized therefor, the number of unexercised options at November 30, 1996 and the value of unexercised in-the-money options at November 30, 1996 (based on a closing price of

$1.25) for the named executive officer in the Summary Compensation Table above. The named officer did not hold any stock appreciation rights during fiscal 1996.

                                                                                                    VALUE OF UNEXERCISED
                                                                  NUMBER OF UNEXERCISED                 IN-THE-MONEY
                                                              OPTIONS OF NOVEMBER 30, 1996       OPTIONS AT NOVEMBER 30, 1996
                                                             ------------------------------- -------------------------------------
                          Shares Acquired on       Value
        Name               Exercise (Number)      Realized     Exercisable   Unexercisable     Exercisable         Unexercisable
------------------------ --------------------  ------------- --------------- --------------- ------------------ ------------------
Stephen P. Scibelli, Jr.              0         $     ---         410,000          ---           $125,000          $       ---

COMPENSATION OF DIRECTORS

All directors are reimbursed for out-of-pocket expenses in connection with attendance at Board of Directors' meetings and receive $500 for each meeting attended plus annual non-qualified stock options to purchase 2,000 shares of the Company's Common Stock, which options are granted every June 30 at fair market value pursuant to the Company's Stock Option Plans. In addition, on September 16, 1994 and on April 17, 1995 each of the non-management directors was granted an option to purchase 15,000 shares of the Company's Common Stock (See Note 8.).

EMPLOYMENT AGREEMENTS

In 1994, the Company entered into an employment agreement with Mr. Scibelli as Chief Executive Officer for a term of two years from July 1994, to July 1996, and entered into a consulting agreement with Mr. Scibelli for the one year thereafter. Compensation during the employment period was $175,000 per annum; compensation during the consulting period was $50,000. The employment agreement also provided for the grant of an option covering 200,000 shares with an exercise price of $2.63, being fair market value on the effective date of the contract. In August, 1995 the Company and Mr. Scibelli agreed to restate the employment agreement to extend Mr. Scibelli's employment period to July 1997 and eliminate the previously agreed to consulting period. The restated agreement provides for the grant of an option covering 200,000 shares with an exercise price of $0.63, being the fair market value on the effective date of the contract. On September 9, 1996, Mr. Scibelli resigned as Chief Executive Officer and a director of the Company.

On October 3, 1994, the Company entered into an employment agreement with Mr. Klingler as Chief Financial Officer, for a term of one year with a provision for one-year renewals. Compensation during the year ended November 30, 1996 was $99,000 per annum. Pursuant to the contract Mr. Klingler was granted an option covering 50,000 shares with an exercise price of $2.00, being the fair market value on the effective date of the agreement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

The following table sets forth as of January 31, 1997, the identity of each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock and the respective beneficial ownerships of those persons.

--------------------------------------- -------------------------------------- --------------------------------------
     Name and Address of Beneficial           Amount and Nature of Beneficial
                 Owner                           Ownership of Common Stock         Percent of Class of Common Stock
--------------------------------------- -------------------------------------- --------------------------------------
Trilon Dominion Partners, LLC (1)
245 Park Avenue, 28th Floor
New York, NY  10167                                      9,416,430                            72.75%
--------------------------------------- -------------------------------------- --------------------------------------

------------------
     (1) In addition, Trilon Dominion Partners, LLC owns three warrants entitling it to purchase 225,000 shares of the Company's common stock as shown below, and a warrant entitling it to purchase 25,000 shares if the Company does not pay the principal and interest due on June 30, 1997 (see Note 8).

           Exercise Date               Expiration Date             Shares
           --------------              ---------------            --------
           January 5, 1996             January 5, 2001             100,000

           July 1, 1996                January 5, 2001              25,000

           September 30, 1996          September 30, 2001          100,000

DIRECTORS AND MANAGEMENT

The following table sets forth certain information with respect to all directors and executive officers of the Company as a group at January 31, 1997, including the number of shares of Common Stock beneficially owned.

                                                   AMOUNT AND NATURE OF
                                                 BENEFICIAL OWNERSHIP OF     PERCENT OF CLASS OF
         NAME OR IDENTIFY OF GROUP                     COMMON STOCK               COMMON STOCK
------------------------------------------ ------------------------------- ----------------------
All Directors and Executive Officers of                  113,333 (1)              Less than 1%
the Company as a Group (3 persons)

------------------
     (1)  Includes 98,333 shares which may be issued upon exercise of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 30, 1996, the Company had short-term debt outstanding to Trilon Dominion Partners, LLC ("Trilon Dominion") of $1,500,000 plus accrued interest (see Note 4). In addition, Trilon Dominion owned 9,381,430 shares, or 72.8%, of the Company's common stock and warrants entitling it to purchase an additional 225,000 shares (before dilution adjustments). Mr. Ronald Cantwell, who is President of Trilon Dominion, has been a director and Chairman of the Board of the Company since December 6, 1996.

The Company has been informed that Trilon Dominion also owns 3,600,807 shares of the common stock of Advanced Materials, or 34% of the total shares outstanding on November 30, 1996, and has the right to acquire an additional 965,000 such shares upon exercise of a warrant. Since January 24, 1997, Mr. Cantwell has been a director of Advanced Materials. During 1996, the Company purchased $605,000 of goods and services and paid rents of $59,000 to Advanced Materials.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

        (a)  EXHIBITS:

        10.1 Settlement Agreement dated November 23, 1993 between the Company and Wilshire Advanced Materials, Inc. ("Advanced Materials") (1)
                10.2 Asset Purchase Agreement dated November 23, 1993, between the Company and Advanced Materials (forms of bill of sale and assignment, secured promissory note, amended and restated secured subordinated promissory note, and amendment to security agreement attached thereto) (1)

        10.2    Asset Purchase Agreement dated November 23, 1993, between the
                Company and Advanced Materials (forms of bill of sale and assignment, secured promissory note, amended and restated secured subordinated promissory note, and amendment to security agreement attached thereto (1)

        10.3    Maturity Date Extension to Secured Promissory Note dated January
                24, 1994 between the Company and Advanced Materials (1)

        10.4    Amendment to Manufacturers Sales Representative Agreement dated
                January 27, 1994 between the Company and Professional Health
                Sales, Inc. (1)

        10.5    Mutual Release to terminate Joint Venture Agreement dated August
                2, 1993 between the Company and Tillotson Healthcare Corporation
                (1)

        10.6 Release by the Company to terminate License and Sales Agreement dated August 1, 1993 between the Company and Tyndale
                Plains-Hunter, Ltd. ("TPH") (1)

        10.7    Release by the Company to terminate Evaluation Agreement dated
                August 19, 1993 between the Company and TPH (1)

        10.8 Release by the TPH to terminate License and Sales Agreement dated August 23, 1993 between the Company and TPH (1)

        10.9    Release by the TPH to terminate Evaluation Agreement dated
                August 23, 1993 between the Company and TPH (1)

        10.10   Product Development and License Agreement dated May 25, 1993 between the Company and Innovative Technologies Limited ("IT")
                (1)

        10.11   Product Development and License Agreement for Gloves dated June
                20, 1993 between the Company and IT (1)

        10.12   Amendment to Joint Venture Agreement dated January 5, 1994 between the Company and Intelligent Pharmaceuticals Corporation
                (1)

        10.13   Lease Agreement dated January 14, 1993 among the Company,
                Ridgecrest Properties, R and B Properties and Hindry West
                Development (1)

        10.14   Lease Amendment dated June 30, 1993 among the Company,
                Ridgecrest Properties, R and B Properties and Hindry West
                Development (1)

        10.15   International Distribution Agreement dated July 16, 1993 between
                WTP and B&R Consulting Limited, Inc. (1)

        10.16   International Distribution Agreement dated August 11, 1993 between WTP and Dagal, Inc. (1)

        10.17   International Distribution Agreement dated January 3, 1994 between WTP and Windsor Group, Ltd. (1)

        10.18   First Amendment to Credit and Security Agreement dated January
                11, 1994 between the Company and City National Bank ("CNB") (1)

        10.19 Revolving Credit Note dated January 11, 1994 between the Company and CNB (1)

        10.20   Equipment Acquisition Note dated January 11, 1994 between the
                Company and CNB (1)

        10.21   Credit Agreement dated May 13, 1994 between the Company and
                Dominion (2)

        10.22   Warrant to Purchase Common Stock of Company dated May 13, 1994
                (3)

        10.23   Security Agreement dated May 13, 1994 between the Registrant and
                Dominion (4)

        10.24   Promissory Note in the principal amount of $5,000,000 dated May
                13, 1994 made by the Registrant to the order of Dominion (5)

        10.25 Fairness Opinion dated November 24, 1993 regarding the sale by the Company of certain assets related to WMP's OEM private-label business to Advanced Materials prepared for the Company by Laidlaw Holdings, Inc. (6)

        10.26   Settlement Agreement and Release dated November 1, 1994 between
                Coating Sciences, Inc. and the Registrant. (7)

        10.27   Settlement Agreement dated May 12, 1994 between Time Release
                Sciences, Inc. and the Registrant. (7)

        10.28   Amendment thereto dated September 17, 1994. (7)

        10.29   Agreement dated as of January 16, 1995 among Medical Engineering
                Corporation, Wilshire Advanced Materials, Inc. and the
                Registrant, concerning breast implant claims. (7)

        10.30 Stipulation of Partial Settlement dated as of October 26, 1994 in re Wilshire Technologies Securities Litigation Master File
                94-0400-B (AJB), United States District Court for the Southern
                District of California among the Registrant and the Representative Plaintiffs named therein, exclusive of the exhibits thereto. (7)

        10.31   Articles of Incorporation (8)

        10.32 Credit Agreement dated November 18, 1994 between the Registrant and Dominion Capital, Inc., including form of Warrant and form of Note. (9)

        10.33   First Amendment, dated December 30, 1994 to such Credit
                Agreement, including form of Promissory Note. (10)

        10.34   Second Amendment, dated February 14, 1995, to such Credit
                Agreement, including form of Promissory Note. (11)

        10.35   1995 Stock Option Plan (12)

        10.36   Form of Non-Qualified Stock Option Agreement. (13)

        10.37 Third Amendment, dated May 23, 1995, to the Credit Agreement dated November 18, 1994 between the Registrant and Dominion
                Capital, Inc. (14)

        10.38   Agreement between the Registrant and Dominion Capital, Inc.
                dated June 29, 1995, on payment of interest. (15)

        10.39 Second Amendment dated May 17, 1995, to the Settlement Agreement dated May 12, 1994 between Time Release Sciences, Inc. and the
                Registrant. (16)

        10.40   Letter Agreement dated June 29, 1995 between Dominion Capital,
                Inc. ("Dominion") and the Registrant notifying Registrant of Dominion's intent to transfer certain securities to Venture
                Capital Equities, LLC (the "LLC"). (17)

        10.41   Agreement dated June 30, 1995 among Dominion, the LLC and the
                Registrant referred to in the preceding Letter Agreement with the following Exhibits:
                (a) Lender Assignment and Assumption Agreement dated June 30, 1995.
                (b)  Grid Promissory Note dated May 23, 1995.
                (c)  Assignment of Warrant by Dominion to the LLC. (18)

        10.42   Amendment dated June 30, 1995 to Warrant Agreement dated May 13,
                1994 between Wilshire and Dominion. (19)

        10.43 Advice by Dominion and the LLC to the Registrant of the transfer of the securities by Dominion to the LLC and of the proposed name change of the LLC to Trilon Dominion Partners, LLC. (20)

        10.44 Bylaw Amendment, effective July 31, 1995, fixing exact number of directors at five. (21)

        10.45   Registrant's Bylaws as in effect on October 9, 1995. (22)

        10.46 Letter dated May 12, 1995 by Ministry of Health of the Republic of Mexico granting Sanitary Registration No. 245M95 SSA for the appetite suppressant ("TrimPatch(TM)"). (23)

        10.47   English translation of Exhibit 10.7. (24)

        10.48   Employment Agreement dated August 31, 1995 and effective April
                17, 1995 between the Registrant and Mr. Stephen P. Scibelli, Jr.
                (25)

        10.49   Amendment to Asset Purchase Agreement, dated May 19, 1995
                between the Registrant and Wilshire Advanced Materials, Inc.
                (26)

        10.50   Form of stock option granted on September 16, 1994 to directors
                Black, Davis, Landry and Widder. (27)

        10.51   Form of stock option granted on December 6, 1994 to director
                William J. Hopke. (28)

        10.52   Form of stock option granted on April 17, 1995 to directors
                Black, Davis, Hopke, Landry and Widder. (29)

        10.53   Form of stock option granted on September 16, 1994 to Mr.
                Stephen P. Scibelli, Jr. (30)

        10.54   Form of stock option granted on April 17, 1995 to Mr. Stephen P.
                Scibelli, Jr. (31)

        10.55   Technology and Peripheral Technology Rights Agreement dated June
                30, 1995, among the Registrant, James A. Eisenstock, and Mikki
                Rossin, relating to Bloodstopper products. (32)

        10.56   Fourth Amendment, dated September 1, 1995, to the Credit
                Agreement dated November 18, 1994 between the Registrant and
                Trilon Dominion Partners, LLC. (33)

        10.57   Industrial Sublease Agreement dated August 31, 1995 between the
                Registrant and Advanced Materials, Inc. (34)

        10.58   Fifth Amendment dated as of November 1, 1995 to the Credit
                Agreement dated November 18, 1994 (the "Credit Agreement") between the Registrant and Trilon Dominion Partners LLC
                ("Trilon"). (35)

        10.59 Sixth Amendment dated as of December 5, 1995 to the above-mentioned Credit Agreement. (36)

        10.60   Exchange Agreement dated as of January 5, 1996 between the
                Registrant and Trilon. (37)

        10.61 Credit Agreement (the "Trilon Agreement") dated January 5, 1996 between the Registrant and Trilon, exclusive of certain schedules. (38)

        10.62 Grid Promissory Note for not to exceed $1,000,000 to evidence borrowings under the Trilon Agreement. (39)

        10.63 Amendment No. 1 dated January 5, 1996 to Security Agreement dated May 13, 1995 which secures borrowings under the Trilon
                Agreement. (40)

        10.64 Warrant dated January 5, 1996 to purchase 100,000 shares of the Registrant's Common Stock, issued to Trilon pursuant to the Trilon Agreement. (41)

        10.65 Springing Warrant dated January 5, 1996 to purchase 25,000 shares of the Registrant's Common Stock, issued to Trilon pursuant to the Trilon Agreement. (42)

        10.66   Consulting Agreement dated January 5, 1996 between the
                Registrant and Trilon. (43)

        10.67   Form of Stock Option granted on December 12, 1995 to Mr. James
                W. Klingler. (44)

        10.68   Agreement of Purchase and Sale of Joint Venture Interest and
                Terminating Joint Venture, between the Company and Intelligent
                Pharmaceuticals Corporation, dated November 1, 1995. (45)

        10.69 Employment Agreement, dated October 3, 1994 between the Company and James W. Klingler. (45)

        10.70 Employment Agreement, dated August 15, 1995 between the Company and David R. Byck. (45)

        10.71   Bylaw Amendment adopted February 19, 1996. (45)

        10.72   Bylaws as in effect on February 20, 1996. (45)

        10.73   Principal/Agent Agreement dated March 13, 1996 between
                Intelligent Pharmaceuticals Corporation and the Registrant. (46)

        10.74   Manufacturing and Supply Agreement dated April 11, 1996, between
                Advanced Barrier Technologies, Inc., and the Registrant. (47)

        10.75   Agreement dated April 15, 1996, between Dagal, Inc., and the
                Registrant. (47)

        10.76 Agreement related to Wound Care Products, dated April 18, 1996, between Innovative Technologies Ltd. and the Registrant. (47)

        10.77   Agreement related to Gloves, dated April 18, 1996, between
                Innovative Technologies Ltd. and the Registrant. (47)

        10.78 Finder Agreement dated May 1, 1996, between Innovative Research Associates, inc., and the Registrant. (47)

        10.79 Product Rights Transfer Agreement, dated May 24, 1996, between Advanced Materials, inc., and the Registrant. (47)

        10.80 Release Agreement dated July 3, 1996, between Advanced Materials, Inc., and the Registrant. (47)

        10.81 Purchase of Assets and Assumption of Sublease Agreement with certain Exhibits dated June 30, 1996, between Acacia Laboratories, inc., (dba Horizon Medical, Inc.,) and the Registrant. (47)

        10.82 Amendment dated June 30, 1996, to Credit Agreement and Grid Promissory Note dated January 5, 1996, between Trilon Dominion Partners, LLC, and the Registrant. (47)

        10.83 Addendum Agreement dated July 26, 1996 to the Manufacturing and Supply Agreement dated April 11, 1996 between Advanced Barrier Technologies, Inc. and the Registrant. (48)

        10.84 Bailment Agreement dated September 6, 1996 between Coastline de Mexico S.A. de C.V., Advanced Barrier Technologies, Inc. and the Registrant. (48)

        10.85 Offer of Settlement of Wilshire Technologies, Inc. dated August 5, 1996 to the U.S. Securities and Exchange Commission. (48)

        10.86 Order Instituting Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings and Imposing a Cease and desist Order, dated September 24, 1996 entered by the U.S. Securities and Exchange Commission against the Registrant.
                (48)

        10.87 Agreement of Purchase and Sale of TrimPatch(TM) Business and Assets dated September 30, 1996 between Intelligent Pharmaceuticals Corporation and the Registrant. (48)

        10.88 Restated Articles of Incorporation filed in the office of the Secretary of State of California on May 24, 1996. (49)

        10.89 Certificate of Amendment of Articles of Incorporation filed in the office of the Secretary of State of California on June 10, 1996. (50)

        10.90 Second Amendment dated September 30, 1996 to Credit Agreement and Grid Promissory Note dated January 5, 1996, between Trilon Dominion Partners, LLC, and the Registrant.

        21      Subsidiaries of the Registrant. (7)

        99      Risks and Uncertainties in Forward-Looking Statements

        ----------------------

        NOTE: Certain of the Exhibits listed above are incorporated herein by reference to other documents previously filed with the Commission as follows:

                                                                 Exhibit
                               Document to which               Designation
           Note                Cross Reference                   in such
         Reference                  is Made                      Document
         ---------             -----------------               -------------
            1                  Incorporated to the identically
                               numbered Exhibit to Form 10-KSB
                               for fiscal 1993



                                                                                       Exhibit
                                           Document to which                         Designation
           Note                            Cross Reference                             in such
         Reference                              is Made                                Document
         ---------                         ------------------                        ------------
        2                              Form 8-K dated May 23, 1994                     1
                                       (the "1994 8-K")

        3                              1994 8-K                                        4


        4                              1994 8-K                                        2


        5                              1994 8-K                                        3


        6                              Form 10-KSB for                                 28
                                       fiscal 1993

        7                              Incorporated to the
                                       identically numbered
                                       Exhibit in Form 10-KSB
                                       for fiscal 1994
                                       (the "1994 KSB")


        8                              1994 KSB                                        3(i)

        9                              1994 KSB                                        4(a)


        10                             1994 KSB                                        4(b)

        11                             1994 KSB                                        4(c)

        12                             1994 KSB                                        4(d)


        13                             1994 KSB                                        4(e)


        14                             Form 10-QSB dated                               10.1
                                       July 12, 1995
                                       (the "July QSB")

        15                             July QSB                                        10.2


        16                             July QSB                                        10.3

        17                             Form 10-QSB dated                               10.1
                                       October 10, 1995
                                       (the "October QSB")

        18                             October QSB                                     10.2

        19                             Form 8-K dated                                  2
                                       August 7, 1995

                                                                                  Exhibit
                                      Document to which                         Designation
         Note                         Cross Reference                             in such
       Reference                           is Made                                Document
       ---------                      ------------------                        ------------
        20                             October QSB                                     10.4

        21                             October QSB                                     10.5

        22                             October QSB                                     10.6

        23                             October QSB                                     10.7

        24                             October QSB                                     10.8

        25                             October QSB                                     10.9

        26                             October QSB                                     10.10

        27                             October QSB                                     10.11

        28                             October QSB                                     10.12

        29                             October QSB                                     10.13

        30                             October QSB                                     10.14


        31                             October QSB                                     10.15


        32                             October QSB                                     10.16


        33                             October QSB                                     10.17


        34                             October QSB                                     10.18


        35                             Form 8-K dated                                  1
                                       January 10, 1996
                                       (the "January, 1996 8-K")

        36                             January, 1996 8-K                               2


        37                             January, 1996 8-K                               3

        38                             January, 1996 8-K                               4


        39                             January, 1996 8-K                               5


        40                             January, 1996 8-K                               6


        41                             January, 1996 8-K                               7

                                                                                  Exhibit
                                      Document to which                         Designation
         Note                         Cross Reference                             in such
       Reference                           is Made                                Document
       ---------                      ------------------                        ------------
        42                             January, 1996 8-K                               8


        43                             January, 1996 8-K                               9

        44                             January, 1996 8-K                               10

        45                             Incorporated to the
                                       identically numbered Exhibit
                                       in Form 10-KSB for fiscal 1995

        46                             Incorporated to the
                                       identically numbered Exhibit
                                       in Form 10-QSB dated April 10, 1996

        47                             Incorporated to the
                                       identically numbered Exhibit
                                       in Form 10-QSB dated July 10, 1996

        48                             Incorporated to the
                                       identically numbered Exhibit
                                       in Form 10-QSB dated
                                       October 11, 1996

        49                             Form 8-K dated May 24, 1996                     3 (i) (a)
                                       (the "May, 1996 8-K")

        50                             May, 1996 8-K                                   3 (i) (b)

        (B)  REPORTS ON FORM 8-K.

                None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WILSHIRE TECHNOLOGIES, INC.


Dated: February 24, 1997                     By:   /s/ John Van Egmond
                                                 ---------------------
                                             John Van Egmond,
                                             President and Chief Executive
Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                                        Title                              Date
               ----                                        -----                              ----
   /s/ Ronald W. Cantwell                    Director and
--------------------------------------       Chairman of the Board                      February 24, 1997
       Ronald W. Cantwell

                                             Director, and
   /s/ John Van Egmond                       President and Chief Executive Officer
--------------------------------------       (Principal Executive Officer)              February 24, 1997
       John Van Egmond



   /s/ James W. Klingler                     Chief Financial Officer,
--------------------------------------       Treasurer and Secretary                    February 24, 1997
       James W. Klingler                     (Principal Financial Officer and
                                             Principal Accounting Officer)

                                  EXHIBIT INDEX

    Exhibit No.                                                                  Sequential Page No.
    ----------                                                                   ------------------
         10.1     Settlement Agreement dated November 23, 1993 between the
                  Company  and Wilshire Advanced Materials, Inc. ("Advanced
                  Materials") (1)

         10.2     Asset Purchase Agreement dated November 23, 1993, between the
                  Company and Advanced Materials (forms of bill of sale and assignment, secured promissory note, amended and restated secured subordinated promissory note, and amendment to security reement attached thereto) (1)

         10.3     Maturity Date Extension to Secured Promissory Note dated
                  January 24, 1994 between the Company and Advanced
                  Materials (1)

         10.4 Amendment to Manufacturers Sales Representative Agreement dated January 27, 1994 between the Company and Professional
                  Health Sales, Inc. (1)

         10.5     Mutual Release to terminate Joint Venture Agreement dated
                  August 2, 1993 between the Company and Tillotson Healthcare
                  Corporation (1)

         10.6     Release by the Company to terminate License and Sales
                  Agreement dated August 1, 1993 between the Company and
                  Tyndale Plains-Hunter, Ltd. ("TPH") (1)

         10.7     Release by the Company to terminate Evaluation Agreement dated
                  August 19, 1993 between the Company and TPH (1)

         10.8 Release by the TPH to terminate License and Sales Agreement dated August 23, 1993 between the Company and TPH (1)

         10.9     Release by the TPH to terminate Evaluation Agreement dated
                  August 23, 1993 between the Company and TPH (1)

         10.10 Product Development and License Agreement dated May 25, 1993 between the Company and Innovative Technologies Limited
                  ("IT") (1)

         10.11    Product Development and License Agreement for Gloves dated
                  June 20, 1993 between the Company and IT (1)

         10.12 Amendment to Joint Venture Agreement dated January 5, 1994 between the Company and Intelligent Pharmaceuticals
                  Corporation (1)

         10.13    Lease Agreement dated January 14, 1993 among the Company,
                  Ridgecrest Properties, R and B Properties and Hindry West
                  Development (1)

         10.14    Lease Amendment dated June 30, 1993 among the Company,
                  Ridgecrest Properties, R and B Properties and Hindry West
                  Development (1)

    Exhibit No.                                                                  Sequential Page No.
    ----------                                                                   ------------------
         10.15    International Distribution Agreement dated July 16, 1993
                  between WTP and B&R Consulting Limited, Inc. (1)

         10.16    International Distribution Agreement dated August 11, 1993 between WTP and Dagal, Inc. (1)

         10.17    International Distribution Agreement dated January 3, 1994 between WTP and Windsor Group, Ltd. (1)

         10.18    First Amendment to Credit and Security Agreement dated
                  January 11, 1994 between the Company and City National Bank
                  ("CNB") (1)

         10.19    Revolving Credit Note dated January 11, 1994 between the
                  Company and CNB (1)

         10.20    Equipment Acquisition Note dated January 11, 1994 between the
                  Company and CNB (1)

         10.21    Credit Agreement dated May 13, 1994 between the Company and
                  Dominion (2)

         10.22    Warrant to Purchase Common Stock of Company dated
                  May 13, 1994 (3)

         10.23 Security Agreement dated May 13, 1994 between the Registrant and Dominion (4)

         10.24    Promissory Note in the principal amount of $5,000,000 dated
                  May 13, 1994 made by the Registrant to the order of Dominion
                  (5)

         10.25 Fairness Opinion dated November 24, 1993 regarding the sale by the Company of certain assets related to WMP's OEM private-label business to Advanced Materials prepared for the Company by Laidlaw Holdings, Inc. (6)

         10.26    Settlement Agreement and Release dated November 1, 1994
                  between Coating Sciences, Inc. and the Registrant. (7)

         10.27    Settlement Agreement dated May 12, 1994 between Time Release
                  Sciences, Inc. and the Registrant. (7)

         10.28    Amendment thereto dated September 17, 1994. (7)

         10.29    Agreement dated as of January 16, 1995 among Medical
                  Engineering Corporation, Wilshire Advanced Materials, Inc. and the
                  Registrant, concerning breast implant claims. (7)

         10.30 Stipulation of Partial Settlement dated as of October 26, 1994 in re Wilshire Technologies Securities Litigation Master File
                  94-0400-B (AJB), United States District Court for the Southern
                  District of California among the Registrant and the Representative Plaintiffs named therein, exclusive of the exhibits thereto. (7)

         10.31    Articles of Incorporation (8)

    Exhibit No.                                                                  Sequential Page No.
    ----------                                                                   ------------------
         10.32    Credit Agreement dated November 18, 1994 between the
                  Registrant and Dominion Capital,Inc., including form of
                  Warrant and form of Note. (9)

         10.33    First Amendment, dated December 30, 1994 to such Credit
                  Agreement, including form of Promissory Note. (10)

         10.34    Second Amendment, dated February 14, 1995, to such Credit
                  Agreement, including form of Promissory Note. (11)

         10.35    1995 Stock Option Plan (12)

         10.36    Form of Non-Qualified Stock Option Agreement. (13)

         10.37 Third Amendment, dated May 23, 1995, to the Credit Agreement dated November 18, 1994 between the Registrant and Dominion Capital, Inc. (14)

         10.38    Agreement between the Registrant and Dominion Capital, Inc.
                  dated June 29, 1995, on payment of interest. (15)

         10.39    Second Amendment dated May 17, 1995, to the Settlement
                  Agreement dated May 12, 1994 between Time Release Sciences,
                  Inc. and the Registrant. (16)

         10.40    Letter Agreement dated June 29, 1995 between Dominion Capital,
                  Inc. ("Dominion") and the Registrant notifying Registrant of Dominion's intent to transfer certain securities to Venture
                  Capital Equities, LLC (the "LLC"). (17)

         10.41    Agreement dated June 30, 1995 among Dominion, the LLC and the
                  Registrant referred to in the preceding Letter Agreement with the following Exhibits:
                  (a)    Lender Assignment and Assumption Agreement dated
                         June 30, 1995.
                  (b)    Grid Promissory Note dated May 23, 1995.
                  (c)    Assignment of Warrant by Dominion to the LLC. (18)

         10.42    Amendment dated June 30, 1995 to Warrant Agreement dated May
                  13, 1994 between Wilshire and Dominion. (19)

         10.43 Advice by Dominion and the LLC to the Registrant of the transfer of the securities by Dominion to the LLC and of the proposed name change of the LLC to Trilon Dominion Partners, LLC. (20)

         10.44 Bylaw Amendment, effective July 31, 1995, fixing exact number of directors at five. (21)

         10.45    Registrant's Bylaws as in effect on October 9, 1995. (22)

         10.46    Letter dated May 12, 1995 by Ministry of Health of the
                  Republic of Mexico granting Sanitary Registration No. 245M95
                  SSA for the appetite suppressant ("TrimPatch(TM)"). (23)

         10.47    English translation of Exhibit 10.7. (24)

    Exhibit No.                                                                  Sequential Page No.
    ----------                                                                   ------------------
         10.48    Employment Agreement dated August 31, 1995 and effective April
                  17, 1995 between the Registrant and Mr. Stephen P. Scibelli,
                  Jr. (25)

         10.49    Amendment to Asset Purchase Agreement, dated May 19, 1995
                  between the Registrant and Wilshire Advanced Materials, Inc.
                  (26)

         10.50 Form of stock option granted on September 16, 1994 to directors Black, Davis, Landry and Widder. (27)

         10.51    Form of stock option granted on December 6, 1994 to director
                  William J. Hopke. (28)

         10.52    Form of stock option granted on April 17, 1995 to directors
                  Black, Davis, Hopke, Landry and Widder. (29)

         10.53    Form of stock option granted on September 16, 1994 to Mr.
                  Stephen P. Scibelli, Jr. (30)

         10.54    Form of stock option granted on April 17, 1995 to Mr. Stephen
                  P. Scibelli, Jr. (31)

         10.55    Technology and Peripheral Technology Rights Agreement dated
                  June 30, 1995, among the Registrant, James A. Eisenstock, and
                  Mikki Rossin, relating to Bloodstopper products. (32)

         10.56    Fourth Amendment, dated September 1, 1995, to the Credit
                  Agreement dated November 18, 1994 between the Registrant and
                  Trilon Dominion Partners, LLC. (33)

         10.57 Industrial Sublease Agreement dated August 31, 1995 between the Registrant and Advanced Materials, Inc. (34)

         10.58    Fifth Amendment dated as of November 1, 1995 to the Credit
                  Agreement dated November 18, 1994 (the "Credit Agreement") between the Registrant and Trilon Dominion Partners LLC
                  ("Trilon"). (35)

         10.59 Sixth Amendment dated as of December 5, 1995 to the above-mentioned Credit Agreement. (36)

         10.60    Exchange Agreement dated as of January 5, 1996 between the
                  Registrant and Trilon. (37)

         10.61    Credit Agreement (the "Trilon Agreement") dated January 5,
                  1996 between the Registrant and Trilon, exclusive of certain schedules. (38)

         10.62 Grid Promissory Note for not to exceed $1,000,000 to evidence borrowings under the Trilon Agreement. (39)

         10.63 Amendment No. 1 dated January 5, 1996 to Security Agreement dated May 13, 1995 which secures borrowings under the Trilon
                  Agreement. (40)

    Exhibit No.                                                                  Sequential Page No.
    ----------                                                                   ------------------
         10.64    Warrant dated January 5, 1996 to purchase 100,000 shares of the Registrant's Common Stock, issued to Trilon pursuant to the Trilon Agreement. (41)

         10.65 Springing Warrant dated January 5, 1996 to purchase 25,000 shares of the Registrant's Common Stock, issued to Trilon pursuant to the Trilon Agreement. (42)

         10.66    Consulting Agreement dated January 5, 1996 between the
                  Registrant and Trilon. (43)

         10.67    Form of Stock Option granted on December 12, 1995 to Mr. James
                  W. Klingler. (44)

         10.68    Agreement of Purchase and Sale of Joint Venture Interest and
                  Terminating Joint Venture, between the Company and Intelligent
                  Pharmaceuticals Corporation, dated November 1, 1995. (45)

         10.69    Employment Agreement, dated October 3, 1994 between the
                  Company and James W. Klingler. (45)

         10.70    Employment Agreement, dated August 15, 1995 between the
                  Company and David R. Byck. (45)

         10.71    Bylaw Amendment adopted February 19, 1996.  (45)

         10.72    Bylaws as in effect on February 20, 1996.  (45)

         10.73    Principal/Agent Agreement dated March 13, 1996 between
                  Intelligent Pharmaceuticals Corporation and the Registrant.
                  (46)

         10.74 Manufacturing and Supply Agreement dated April 11, 1996, between Advanced Barrier Technologies, Inc., and the
                  Registrant. (47)

         10.75    Agreement dated April 15, 1996, between Dagal, Inc., and the
                  Registrant. (47)

         10.76    Agreement related to Wound Care Products, dated April 18,
                  1996, between Innovative Technologies Ltd. and the Registrant.
                  (47)

         10.77    Agreement related to Gloves, dated April 18, 1996, between
                  Innovative Technologies Ltd. and the Registrant. (47)

         10.78    Finder Agreement dated May 1, 1996, between Innovative
                  Research Associates, inc., and the Registrant. (47)

         10.79    Product Rights Transfer Agreement, dated May 24, 1996, between
                  Advanced Materials, inc., and the Registrant. (47)

         10.80    Release Agreement dated July 3, 1996, between Advanced
                  Materials, Inc., and the Registrant. (47)

         10.81 Purchase of Assets and Assumption of Sublease Agreement with certain Exhibits dated June 30, 1996, between Acacia
                  Laboratories, inc., (dba Horizon Medical, Inc.,) and the
                  Registrant. (47)

    Exhibit No.                                                                  Sequential Page No.
    ----------                                                                   ------------------
         10.82    Amendment dated June 30, 1996, to Credit Agreement and Grid
                  Promissory Note dated January 5, 1996, between Trilon Dominion
                  Partners, LLC, and the Registrant. (47)

         10.83 Addendum Agreement dated July 26, 1996 to the Manufacturing and Supply Agreement dated April 11, 1996 between Advanced
                  Barrier Technologies, Inc. and the Registrant. (48)

         10.84 Bailment Agreement dated September 6, 1996 between Coastline de Mexico S.A. de C.V., Advanced Barrier Technologies, Inc.
                  and the Registrant. (48)

         10.85    Offer of Settlement of Wilshire Technologies, Inc. dated
                  August 5, 1996 to the U.S. Securities and Exchange Commission.
                  (48)

         10.86    Order Instituting Proceedings Pursuant to Section 21C of the
                  Securities Exchange Act of 1934, Making Findings and Imposing a Cease and desist Order, dated September 24, 1996 entered by the U.S. Securities and Exchange Commission against the Registrant. (48)

         10.87    Agreement of Purchase and Sale of TrimPatch(TM) Business and
                  Assets dated September 30, 1996 between Intelligent
                  Pharmaceuticals Corporation and the Registrant. (48)

         10.88 Restated Articles of Incorporation filed in the office of the Secretary of State of California on May 24, 1996. (49)

         10.89 Certificate of Amendment of Articles of Incorporation filed in the office of the Secretary of State of California on June 10, 1996. (50)

         10.90 Second Amendment dated September 30, 1996 to Credit Agreement and Grid Promissory Note dated January 5, 1996, between Trilon
                  Dominion Partners, LLC, and the Registrant.

         21       Subsidiaries of the Registrant. (7)

         99       Risks and Uncertainties in Forward-Looking Statements.

NOTE: Certain of the Exhibits listed above are incorporated herein by reference to other documents previously filed with the Commission as follows:

                                                                       Exhibit
                                  Document to which                  Designation
  Note                            Cross Reference                      in such
Reference                              is Made                         Document
---------                         ------------------                 -----------
 1                              Incorporated to the
                                identically numbered Exhibit
                                to Form 10-KSB for fiscal 1993

 2                              Form 8-K dated May 23, 1994                   1
                                (the "1994 8-K")

                                                                       Exhibit
                                  Document to which                  Designation
  Note                            Cross Reference                      in such
Reference                              is Made                         Document
---------                         ------------------                 -----------
 3                              1994 8-K                                      4

 4                              1994 8-K                                      2

 5                              1994 8-K                                      3

 6                              Form 10-KSB for                               28
                                fiscal 1993

 7                              Incorporated to the
                                identically numbered
                                Exhibit in Form 10-KSB
                                for fiscal 1994
                                (the "1994 KSB")

 8                              1994 KSB                                    3(i)

 9                              1994 KSB                                    4(a)

 10                             1994 KSB                                    4(b)

 11                             1994 KSB                                    4(c)

 12                             1994 KSB                                    4(d)

 13                             1994 KSB                                    4(e)

 14                             Form 10-QSB dated                           10.1
                                July 12, 1995
                                (the "July QSB")

 15                             July QSB                                    10.2

 16                             July QSB                                    10.3

 17                             Form 10-QSB dated                           10.1
                                October 10, 1995
                                (the "October QSB")

 18                             October QSB                                 10.2

 19                             Form 8-K dated                                 2
                                August 7, 1995

 20                             October QSB                                 10.4

                                                                       Exhibit
                                  Document to which                  Designation
  Note                            Cross Reference                      in such
Reference                              is Made                         Document
---------                         ------------------                 -----------

 21                             October QSB                                 10.5

 22                             October QSB                                 10.6

 23                             October QSB                                 10.7

 24                             October QSB                                 10.8

 25                             October QSB                                 10.9

 26                             October QSB                                10.10

 27                             October QSB                                10.11

 28                             October QSB                                10.12

 29                             October QSB                                10.13

 30                             October QSB                                10.14

 31                             October QSB                                10.15

 32                             October QSB                                10.16

 33                             October QSB                                10.17

 34                             October QSB                                10.18

 35                             Form 8-K dated                                 1
                                January 10, 1996
                                (the "January, 1996 8-K")

 36                             January, 1996 8-K                              2

 37                             January, 1996 8-K                              3

 38                             January, 1996 8-K                              4

 39                             January, 1996 8-K                              5

 40                             January, 1996 8-K                              6

 41                             January, 1996 8-K                              7

                                                                       Exhibit
                                  Document to which                  Designation
  Note                            Cross Reference                      in such
Reference                              is Made                         Document
---------                         ------------------                 -----------

 42                             January, 1996 8-K                       8

 43                             January, 1996 8-K                       9

 44                             January, 1996 8-K                      10

 45                             Incorporated to the
                                identically numbered Exhibit
                                in Form 10-KSB for fiscal 1995

 46                             Incorporated to the
                                identically numbered Exhibit
                                in Form 10-QSB dated April 10,
                                1996

 47                             Incorporated to the
                                identically numbered Exhibit
                                in Form 10-QSB dated July 10,
                                1996

 48                             Incorporated to the
                                identically numbered Exhibit
                                in Form 10-QSB dated
                                October 11, 1996

 49                             Form 8-K dated May 24, 1996            3 (i) (a)
                                (the "May, 1996 8-K")

 50                             May, 1996 8-K                          3 (i) (b)