Form 10QSB/A
period 1996-05-31
WILSHIRE TECHNOLOGIES INC
filed 1997-03-19
CIK 891762

================================================================================




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB/A-1



(MARK ONE)
  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----  OF 1934
              For the quarterly period ended May 31, 1996


_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____________ to ____________



                         COMMISSION FILE NUMBER 0-20866

                          WILSHIRE TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)



            CALIFORNIA                                33-0433823
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)

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
                                                        Yes    X      No
                                                              ----         ----

         The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,931,885 on June 30, 1996 and 12,943,385 on February 28, 1997.

         Transitional Small Business Disclosure Format.   Yes         No   X
                                                              -----      -----




================================================================================

                          WILSHIRE TECHNOLOGIES, INC.
                        QUARTERLY REPORT FORM 10-QSB/A-1
                  FOR THE QUARTERLY PERIOD ENDING MAY 31, 1996

                                EXPLANATORY NOTE

This amendment on Form 10-QSB/A-1 to the Quarterly Report of Wilshire Technologies, Inc., for the quarter ended May 31, 1996 is filed to reflect a restatement of the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months and six months ended May 31, 1996 and May 31, 1995. The amounts presented for the three months and six months ended May 31, 1995 have been amended to correctly present the loss from discontinued operations.

                          WILSHIRE TECHNOLOGIES, INC.

                            INDEX TO FORM 10-QSB/A-1



--------------------------------------------------------------------------------
PART 1 - FINANCIAL INFORMATION                                              PAGE
--------------------------------------------------------------------------------
Item 1.  Financial Statements:

                 Condensed Consolidated Statements of Operations
                 for the Quarter Ended May 31, 1996 and
                 May 31, 1995                                                 4

                 Condensed Consolidated Statements of Operations
                 for the Six Months Ended May 31, 1996 and
                 May 31, 1995                                                 5

                 Condensed Consolidated Statements of Cash Flows
                 for the Six Months Ended May 31, 1996 and
                 May 31, 1995                                                 6

                          WILSHIRE TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                        MAY 31,
                                                ------------------------
                                                   1996          1995
                                                ----------     ---------
Continuing operations:
  Net sales                                     $  884,000     $ 820,000
  Cost of sales                                    709,000       454,000
                                                ----------     ---------
  Gross profit                                     175,000       366,000

  Operating expenses:
    Marketing and selling                          153,000       154,000
    General and administrative                     508,000       462,000
    Research and development                       164,000       171,000
    Loss from joint venture                              -        59,000
                                                ----------     ---------
  Total operating expenses                         825,000       846,000
                                                ----------     ---------
  Loss from operations                            (650,000)     (480,000)
  Other income                                     191,000             -
  Interest income (expense), net                    15,000      (185,000)
                                                ----------     ---------
  Loss before provision
    for state income taxes                        (444,000)     (665,000)

  Provision for state income taxes - current             -             -
                                                ----------     ---------

  Loss from continuing operations                 (444,000)     (665,000)

Loss from discontinued operations                  (24,000)     (205,000)
                                                ----------     ---------

Net loss                                        $ (468,000)    $(870,000)
                                                ==========     =========

Weighted average shares outstanding             12,931,885     4,490,455
                                                ==========     =========

Loss per share:
  Loss from continuing operations               $    (0.03)    $   (0.15)
  Loss from discontined operations                       -         (0.04)
                                                ----------     ---------
  Net loss per share                            $    (0.03)    $   (0.19)
                                                ==========     =========



See accompanying notes.

                          WILSHIRE TECHNOLOGIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                  (UNAUDITED)

                                                   SIX MONTHS ENDED
                                                        MAY 31,
                                               -------------------------
                                                   1996          1995
                                               -----------   -----------
Continuing operations:
  Net sales                                    $ 1,722,000   $ 1,693,000
  Cost of sales                                  1,473,000     1,069,000
                                               -----------   -----------
  Gross profit                                     249,000       624,000

  Operating expenses:
    Marketing and selling                          282,000       257,000
    General and administrative                     935,000       906,000
    Research and development                       257,000       340,000
    Loss from joint venture                              -       127,000
                                               -----------   -----------
  Total operating expenses                       1,474,000     1,630,000
                                               -----------   -----------

  Loss from operations                          (1,225,000)   (1,006,000)
  Other income                                     192,000         1,000
  Interest income (expense), net                   (68,000)     (392,000)
                                               -----------   -----------
  Loss before provision
    for state income taxes                      (1,101,000)   (1,397,000)

  Provision for state income taxes - current         1,000         1,000
                                               -----------   -----------

  Loss from continuing operations               (1,102,000)   (1,398,000)

Loss from discontinued operations                   (6,000)     (362,000)
                                               -----------   -----------

Net loss                                       $(1,108,000)  $(1,760,000)
                                               ===========   ===========

Weighted average shares outstanding             11,271,276     4,490,455
                                               ===========   ===========

Loss per share:
  Loss from continuing operations              $     (0.10)  $     (0.31)
  Loss from discontined operations                       -         (0.08)
                                               -----------   -----------
  Net loss per share                           $     (0.10)  $     (0.39)
                                               ===========   ===========


See accompanying notes.

                          WILSHIRE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                  MAY 31,
                                                         -------------------------
                                                            1996          1995
                                                         -----------   -----------
OPERATING ACTIVITIES
Net loss                                                 $(1,108,000)  $(1,760,000)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                          175,000       322,000
      Provision for loss on accounts receivable              (25,000)            -
      Loss on sale of property and equipment                       -         5,000
      Loss on sale of discontinued operations                  6,000             -
      Net change in operating assets and liabilities:
        Increase in accounts receivable                      (13,000)     (313,000)
        (Increase) decrease in inventories                  (160,000)       19,000
        Decrease in other current assets                      61,000        94,000
        Increase (decrease) in accounts payable and
         accrued expenses                                      9,000      (467,000)
        Increase in interest payable                         118,000       415,000
        Decrease in amounts due to joint venture                   -       (11,000)
                                                         -----------   -----------
Net cash used in operating activities                       (937,000)   (1,696,000)
                                                         -----------   -----------

INVESTING ACTIVITIES
Purchase of equipment                                        (49,000)       (3,000)
Proceeds from sale of property and equipment                       -         5,000
Decrease in other assets                                      58,000        42,000
                                                         -----------   -----------
Net cash provided by investing activities                      9,000        44,000
                                                         -----------   -----------

FINANCING ACTIVITIES
Proceeds from line of credit and long-term debt            1,000,000     1,700,000
Payments on notes payable and long-term debt                       -       (16,000)
                                                         -----------   -----------
Net cash provided by financing activities                  1,000,000     1,684,000
                                                         -----------   -----------

NET INCREASE IN CASH                                          72,000        32,000
CASH - BEGINNING OF PERIOD                                    18,000        75,000
                                                         -----------   -----------
CASH - END OF PERIOD                                     $    90,000   $   107,000
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

                                        WILSHIRE TECHNOLOGIES, INC.



Dated: March 14, 1997                   By:   /s/ James W. Klingler
                                            --------------------------------
                                            James W. Klingler
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)