Form 10QSB/A
period 1996-08-31
WILSHIRE TECHNOLOGIES INC
filed 1997-03-19
CIK 891762

================================================================================




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB/A-1



(MARK ONE)
  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 1996

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

         The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,931,885 on September 30, 1996 and 12,943,385 on February 28, 1997.

         Transitional Small Business Disclosure Format.   Yes        No   X
                                                              -----     -----



================================================================================

                          WILSHIRE TECHNOLOGIES, INC.
                        QUARTERLY REPORT FORM 10-QSB/A-1
                FOR THE QUARTERLY PERIOD ENDING AUGUST 31, 1996

                                EXPLANATORY NOTE

This amendment on Form 10-QSB/A-1 to the Quarterly Report of Wilshire Technologies, Inc., for the quarter ended August 31, 1996 is filed to reflect a restatement of the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows for the three months and nine months ended August 31, 1996 and August 31, 1995. The amounts presented for the three months and nine months ended August 31, 1995 have been amended to correctly present the loss from discontinued operations.

                          WILSHIRE TECHNOLOGIES, INC.

                            INDEX TO FORM 10-QSB/A-1



-------------------------------------------------------------------------------
PART 1 - FINANCIAL INFORMATION                                             PAGE
-------------------------------------------------------------------------------
Item 1.   Financial Statements:

                 Condensed Consolidated Statements of Operations
                 for the Quarter Ended August 31, 1996 and
                 August 31, 1995                                             4

                 Condensed Consolidated Statements of Operations
                 for the Nine Months Ended August 31, 1996 and
                 August 31, 1995                                             5

                 Condensed Consolidated Statements of Cash Flows
                 for the Nine Months Ended August 31, 1996 and
                 August 31, 1995                                             6

                          WILSHIRE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        AUGUST 31,
                                                ------------------------
                                                   1996          1995
                                                ----------     ---------
Continuing operations:
  Net sales                                       $712,000      $684,000
  Cost of sales                                    639,000       566,000
                                                ----------     ---------
  Gross profit                                      73,000       118,000

  Operating expenses:
    Marketing and selling                          146,000       116,000
    General and administrative                     526,000       438,000
    Research and development                       138,000             -
    Loss from joint venture                              -       189,000
                                                ----------     ---------
  Total operating expenses                         810,000       743,000
                                                ----------     ---------

  Loss from operations                            (737,000)     (625,000)
  Other expense                                     (2,000)       (1,000)
  Interest income (expense), net                   (27,000)     (206,000)
                                                ----------     ---------
  Loss before provision
    for state income taxes                        (766,000)     (832,000)

  Provision for state income taxes - current             -             -
                                                ----------     ---------

  Loss from continuing operations                 (766,000)     (832,000)

Gain (loss) from discontinued operations            33,000       (76,000)
                                                ----------     ---------

Net loss                                         $(733,000)    $(908,000)
                                                ==========     =========

Weighted average shares outstanding             12,931,885     4,490,455
                                                ==========     =========

Loss per share:
  Loss from continuing operations                   $(0.06)       $(0.19)
  Loss from discontined operations                       -         (0.01)
                                                ----------     ---------
  Net loss per share                            $    (0.06)    $   (0.20)
                                                ==========     =========



See accompanying notes.

                          WILSHIRE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   NINE MONTHS ENDED
                                                      AUGUST 31,
                                               -------------------------
                                                  1996          1995
                                               -----------   -----------
Continuing operations:
  Net sales                                    $ 2,434,000   $ 2,377,000
  Cost of sales                                  2,112,000     1,635,000
                                               -----------   -----------
  Gross profit                                     322,000       742,000

  Operating expenses:
    Marketing and selling                          428,000       373,000
    General and administrative                   1,461,000     1,345,000
    Research and development                       394,000       339,000
    Loss from joint venture                              -       316,000
                                               -----------   -----------
  Total operating expenses                       2,283,000     2,373,000
                                               -----------   -----------

  Loss from operations                          (1,961,000)   (1,631,000)
  Other income                                     190,000             -
  Interest income (expense), net                   (96,000)     (598,000)
                                               -----------   -----------
  Loss before provision
    for state income taxes                      (1,867,000)   (2,229,000)

  Provision for state income taxes - current         1,000         1,000
                                               -----------   -----------

  Loss from continuing operations               (1,868,000)   (2,230,000)

Gain (loss) from discontinued operations            27,000      (438,000)
                                               -----------   -----------

Net loss                                       $(1,841,000)  $(2,668,000)
                                               ===========   ===========

Weighted average shares outstanding             11,826,825     4,490,455
                                               ===========   ===========


Loss per share:
  Loss from continuing operations              $     (0.16)  $     (0.50)
  Loss from discontined operations                       -         (0.09)
                                               -----------   -----------
  Net loss per share                           $     (0.16)  $     (0.59)
                                               ===========   ===========



See accompanying notes.

                          WILSHIRE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       NINE MONTHS ENDED AUGUST 31,
                                                       ----------------------------
                                                           1996          1995
                                                        -----------   -----------
OPERATING ACTIVITIES
Net loss                                                $(1,841,000)  $(2,668,000)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                         261,000       464,000
      Provision for loss on accounts receivable             (23,000)      (51,000)
      Loss on sale of property and equipment                      -         5,000
      Gain on sale of discontinued operations               (27,000)            -
      Gain on settlement of note receivable                (190,000)            -
      Net change in operating assets and liabilities:
        (Increase) decrease in accounts receivable           16,000        98,000
        (Increase) decrease in inventories                 (122,000)     (117,000)
        Decrease in other current assets                    408,000        12,000
        Decrease in accounts payable and
         accrued expenses                                  (761,000)     (346,000)
        Increase in interest payable                        108,000       639,000
        Decrease in amounts due to joint venture                  -        55,000
                                                        -----------   -----------
Net cash used in operating activities                    (2,171,000)   (1,909,000)
                                                        -----------   -----------

INVESTING ACTIVITIES
Purchase of equipment                                      (104,000)       (8,000)
Proceeds from sale of property and equipment                      -         5,000
Decrease in other assets                                    320,000        35,000
                                                        -----------   -----------
Net cash provided by investing activities                   216,000        32,000
                                                        -----------   -----------

FINANCING ACTIVITIES
Proceeds from line of credit and long-term debt           1,000,000     1,875,000
Proceeds from settlement of note receivable               1,190,000             -
Payments on notes payable and long-term debt                      -       (25,000)
                                                        -----------   -----------
Net cash provided by financing activities                 2,190,000     1,850,000
                                                        -----------   -----------

NET INCREASE (DECREASE) IN CASH                             235,000       (27,000)
CASH - BEGINNING OF PERIOD                                   18,000        75,000
                                                        -----------   -----------
CASH - END OF PERIOD                                    $   253,000   $    48,000
                                                        ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
In January, 1996, the Company completed an Exchange Agreement with Trilon Dominion Partners pursuant to which the Company exchanged long-term debt and accrued interest for common stoc
In June, 1996, the Company completed the sale of certain assets of the Medical Products div

See accompanying notes.

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILSHIRE TECHNOLOGIES, INC.



Dated: March 14, 1997                   By:   /s/  James W. Klingler
                                            --------------------------------
                                            Klingler James W. Klingler
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)