Form 10QSB
period 1997-02-28
WILSHIRE TECHNOLOGIES INC
filed 1997-04-14
CIK 891762

   ==========================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



(MARK ONE)
   X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 -----     EXCHANGE ACT OF 1934

                 For the quarterly period ended February 28, 1997

 ----- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  X     No
    ----      ----

         The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,943,385 on March 31, 1997.

         Transitional Small Business Disclosure Format.  Yes     No  X
                                                             ---    ---



   ==========================================================================

                          WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB



PART 1 - FINANCIAL INFORMATION                                                       PAGE


Item 1.          Financial Statements:

                          Condensed Consolidated Balance Sheets as of                  3
                          February 28, 1997 and November 30, 1996

                          Condensed Consolidated Statements of Operations              4
                          for the Quarters Ended February 28, 1997 and
                          February 29, 1996

                          Condensed Consolidated Statements of Cash Flows              5
                          for the Quarters Ended February 28, 1997 and
                          February 29, 1996

                          Notes to Condensed Consolidated Financial Statements         6

Item 2.          Management's Discussion and Analysis                                  8
                 or Plan of Operation


PART II - OTHER INFORMATION


Item 1.          Legal Proceedings                                                     11

Item 2.          Changes in Securities                                                 11

Item 3.          Defaults Upon Senior Securities                                       11

Item 4.          Submission of Matters to a Vote of Security Holders                   11

Item 5.          Other Information                                                     11

Item 6.          Exhibits and Reports on Form 8-K                                      11

Signatures                                                                             12

                          Wilshire Technologies, Inc.
                     Condensed Consolidated Balance Sheets


                                                                       February 28,            November 30,
                                                                          1997                     1996
                                                                       -------------           -------------
ASSETS                                                                 (Unaudited)                (Note)
Current assets:
  Cash                                                                $    153,000            $    189,000
  Accounts receivable trade, less allowance for doubtful
    accounts of $18,000 and $17,000 at February 28,
    1997 and  November 30, 1996, respectively                              282,000                 571,000
  Inventories (Note 2)                                                     754,000                 591,000
  Current portion of note receivable (Note 3)                              206,000                 204,000
  Other current assets                                                     286,000                 231,000
                                                                      ------------            ------------
Total current assets                                                     1,681,000               1,786,000

Property and equipment, less accumulated depreciation
  of $681,000 and $637,000 at February 28, 1997 and
  November 30, 1996, respectively                                          687,000                 723,000
Note receivable from the sale of discontinued business
  less current portion (Note 3)                                            235,000                 280,000
Goodwill, less accumulated amortization of $292,000
  and $281,000 at February 28, 1997 and November 30,
  1996, respectively                                                       450,000                 461,000
Patents and trademarks, net                                                109,000                 104,000
                                                                      ------------            ------------
                                                                      $  3,162,000            $  3,354,000
                                                                      ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $399,000                $393,000
  Accrued expenses                                                         379,000                 454,000
  Interest payable                                                          84,000                  31,000
  Line of credit (Note 4)                                                1,750,000               1,500,000
                                                                      ------------            ------------
Total current liabilities                                                2,612,000               2,378,000

Shareholders' equity (net capital deficiency)
  Preferred stock, no par value, 2,000,000 shares authorized
    and none issued and outstanding                                              -                       -
  Common stock, no par value, 50,000,000 shares
    authorized; 12,943,385 shares issued and
    outstanding at February 28, 1997 and
    November 30, 1996.                                                  25,857,000              25,857,000
  Common stock warrants                                                    275,000                 275,000
  Accumulated deficit                                                  (25,582,000)            (25,156,000)
                                                                      ------------            ------------
Total shareholders' equity                                                 550,000                 976,000
                                                                      ------------            ------------
                                                                      $  3,162,000            $  3,354,000
                                                                      ============            ============


Note: The condensed consolidated balance sheet at November 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                          Wilshire Technologies, Inc.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                                            Quarters Ended February 28,
                                                                        -----------------------------------
                                                                            1997                    1996
                                                                         ---------               ---------
Continuing operations:
  Net sales                                                            $   591,000             $   838,000
  Cost of sales                                                            518,000                 764,000
                                                                       -----------             -----------
  Gross profit                                                              73,000                  74,000

  Operating expenses:
    Marketing and selling                                                  124,000                 129,000
    General and administrative                                             263,000                 427,000
    Research and development                                                63,000                  93,000
                                                                       -----------             -----------
  Total operating expenses                                                 450,000                 649,000
                                                                       -----------             -----------

  Loss from operations                                                    (377,000)               (575,000)
  Other income                                                                   -                   1,000
  Interest income (expense), net                                           (48,000)                (83,000)
                                                                       -----------             -----------
  Loss before provision
    for state income taxes                                                (425,000)               (657,000)

  Provision for state income taxes - current                                 1,000                   1,000
                                                                       -----------             -----------

  Loss from continuing operations                                         (426,000)               (658,000)

Gain from discontinued operations (Note 6)                                       -                  18,000
                                                                       -----------             -----------

Net loss                                                                 ($426,000)              ($640,000)
                                                                       ===========              ==========

Weighted average shares outstanding                                     12,943,385               9,592,418
                                                                       ===========              ==========

Loss per share:
  Loss from continuing operations                                           ($0.03)                 ($0.07)
  Loss from discontinued operations                                              -                       -
  Net loss per share                                                        ($0.03)                 ($0.07)
                                                                       ===========              ==========






                             See accompanying notes.

                          Wilshire Technologies, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                           Quarters Ended February 28,
                                                                         ---------------------------------
                                                                            1997                    1996
                                                                         ---------              ----------
OPERATING ACTIVITIES
Net loss                                                                 $(426,000)             $ (640,000)
Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                         57,000                 113,000
      Provision for loss on accounts receivable                              1,000                  (1,000)
      Net change in operating assets and liabilities:
        (Increase) decrease in accounts receivable                         288,000                 (22,000)
        Increase in inventories                                           (163,000)                (75,000)
        Increase in other current assets                                   (55,000)                (32,000)
        Decrease in accounts payable and
         accrued expenses                                                  (69,000)               (331,000)
        Increase in interest payable                                        53,000                 116,000
                                                                         ---------              ----------
Net cash used in operating activities                                     (314,000)               (872,000)
                                                                         ---------              ----------

INVESTING ACTIVITIES
Purchase of equipment                                                       (8,000)                     --
Proceeds from sale of discontinued operations                               43,000                      --
Increase in other assets                                                    (7,000)                 (7,000)
                                                                         ---------              ----------
Net cash provided by (used in) investing activities                         28,000                  (7,000)
                                                                         ---------              ----------

FINANCING ACTIVITIES
Proceeds from line of credit                                               250,000               1,000,000
                                                                         ---------              ----------
Net cash provided by financing activities                                  250,000               1,000,000
                                                                         ---------              ----------

NET INCREASE (DECREASE) IN CASH                                            (36,000)                121,000
CASH - BEGINNING OF PERIOD                                                 189,000                  18,000
                                                                         ---------              ----------
CASH - END OF PERIOD                                                     $ 153,000              $  139,000
                                                                         =========              ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
In January, 1996, the Company completed an Exchange Agreement with Trilon Dominion Partners, LLC pursuant to which the Company exchanged long-term debt and accrued interest for common stock (Note 4).

In June, 1996, the Company completed the sale of certain assets of the Medical Products division (Note 6).




                                See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Wilshire Technologies, Inc. (the "Company") develops, manufactures and markets engineered polymer products for industrial clean room use. The Company, based in Carlsbad, California, operates through two divisions -- Wilshire Contamination Control ("WCC"), and Wilshire Gloves ("WGL") and a wholly-owned subsidiary. During 1996, the Company divested its Medical Products and Transdermal Products divisions. In 1997, the Company will focus primarily on products used in industrial clean rooms, such as gloves and contamination control products.

The consolidated financial statements include the accounts of the Company's two divisions and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended February 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1996.

In March 1996, the Board of Directors authorized management to proceed with the sale of the assets of the Medical Products division which was completed on June 30, 1996, pursuant to a Purchase of Assets and Assumption of Sublease Agreement with Acacia Laboratories of Texas, Inc., (See Note 6). The disposition of this business has been accounted for as a discontinued operation. Accordingly, the financial statements of all prior periods have been restated to exclude the results of the Medical Products division from the results of continuing operations.


2.  FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                                                    FEBRUARY 28,         NOVEMBER 30,
                                                       1997                   1996
                                                    ------------         ------------
       Raw materials                                $109,000               $141,000
       Work in process                               208,000                175,000
       Finished goods                                437,000                275,000
                                                    --------               --------
                                                    $754,000               $591,000
                                                    ========               ========

3.  NOTE RECEIVABLE

Pursuant to the sale of its Medical Products division, the Company received a $540,000 secured note, payable over 36 months, and bearing interest at a rate of 5% per annum (see Note 6).

4.  LINE OF CREDIT

On January 5, 1996, the Company and Trilon Dominion Partners LLC ("Trilon Dominion") entered into a Credit Agreement (the "Agreement") for a credit line of $1,000,000 secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest is payable monthly at a rate of prime plus 3.75%. In connection with the loan, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.75 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on January 5, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable when the Company extended the termination date of the Agreement to December 31, 1996. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on June 30, 1996, which was $1.75 per share and it expires on January 5, 2001. The holder of each of such five-year warrants may, without payment to the Company, convert the warrant in whole or in part into shares of the Company's common stock having a market value equal to the difference between (x) the market value per share of common stock multiplied by the number of warrants that are converted and (y) the warrant exercise price, multiplied by the number of warrants that are converted.

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

5.  COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

During the first quarter of 1997, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996, under Note 6 to the Financial Statements included therein.


6.  DISCONTINUED OPERATIONS

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

Sales of WMP for the quarter ended February 29, 1996, were $330,000.

The effect on the results of operations from the operations of the WMP division for the quarter ended February 29, 1996 was $18,000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the first quarter of 1997, the Company made significant progress on its production plans for both the contamination control business and the glove business. The Company's contamination control swab manufacturing equipment was successfully moved from Texas to the Company's facility in Tijuana, Mexico, thus lowering production costs. In addition, the developmental glove equipment moved from the UK to the Tijuana, Mexico, facility in the fourth quarter of 1996 is producing gloves at the rate of 40,000 gloves per month at a significantly lower cost. Customer response to the gloves produced in Mexico has been excellent.

In the second quarter, the Company plans to obtain the financing necessary for the first full-scale glove production line and place the purchase orders for that equipment. In addition, the Company expects sales of contamination control products to improve, especially to Southeast Asian customers.

From time to time the Company may report, through its press releases and/or Securities and Exchange Commission filings, certain forward-looking statements that are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those projected by such forward-looking statements are set forth in Exhibit 99 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996. These include operating losses, liquidity, reliance on major distributors, new product development, competition, technological change, patents, trade secrets, product liability, dependence on key suppliers, and dependence on key personnel.

RESULTS OF OPERATIONS

NET SALES

Wilshire Contamination Control and Wilshire Gloves market their products directly to end users through an internal sales force utilizing outside distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net Sales decreased by $247,000 (29.5%) to $591,000 in the first quarter of 1997 from $838,000 in the first quarter of 1996. Sales for the first quarter were adversely affected by an abnormal inventory reduction by a major distributor of contamination control wipers. The Company expects restocking of products to normal levels later this year.

GROSS PROFIT

Gross profit decreased by $1,000 to $73,000 in the first quarter of 1997 from $74,000 in the first quarter of 1996 primarily due to lower sales of contamination control products offset by reduced costs of the developmental glove plant. Gross profit margin as a percent of sales increased to 12.4% in the first quarter of 1997 from 8.8% in the first quarter of 1996. Excluding the impact of the glove sales and the related cost of sales on gross profit, the gross profit margin as a percent of sales decreased to 25.5% in the first quarter of 1997 from 32.5% in the first quarter of 1996.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

Selling, general and administrative expenses decreased $169,000 (30.4%) to $387,000 in the first quarter of 1997 from $556,000 in the first quarter of 1996 primarily due to reductions in personnel and lower legal and audit fees.


RESEARCH AND DEVELOPMENT

Research and development expenses decreased $30,000 (32.3%) to $63,000 in the first quarter of 1997 from $93,000 in the first quarter of 1996, primarily due to the divestiture of the Transdermal Products business. As a percentage of sales, research and development expenses were 10.7% in the first quarter of 1997, compared to 11.1% in the first quarter of 1996.


INTEREST INCOME (EXPENSE), NET

The Company reported lower interest expense in the first quarter of 1997 versus the same period of 1996 due to reduced debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (see Note 4).

INCOME TAXES

For the quarters ended February 28, 1997 and February 29, 1996, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1997 and 1996.

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

During 1996 and the first quarter of 1997, the Company has not generated sufficient cash from operations to fund its working capital requirements. Net cash used in operating activities was $314,000 in the first quarter of 1997 versus $872,000 in the first quarter of 1996. The decrease in the cash used in operating activities was primarily due to lower operating expenses and increased collection of accounts receivable.

Net cash provided by investing activities was $28,000 in the first quarter of 1997, versus net cash used in investing activities of $7,000 in the first quarter of 1996.

Net cash provided by financing activities was $250,000 in the first quarter of 1997 versus $1,000,000 in the first quarter of 1996. The debt financing in both years was obtained from Trilon Dominion Partners, LLC.

On January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1,000,000 secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest is payable monthly at a rate of prime plus 3.75%. See Note 4 to the financial statements for details of the Agreement.

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

On September 30, 1996, the Company and Trilon Dominion entered into a Second Amendment to the Agreement ("Second Amendment") whereby the amount of the credit line was increased from $1,000,000 to $2,000,000 and the termination date was extended from December 31,1996 to June 30, 1997. Pursuant to the Second Amendment, the Company can draw on the additional credit line upon achievement of certain milestones. See Note 4 to the financial statements for details of the Amendments.

In addition to completing the above mentioned transactions, the Company is attempting to raise additional capital to fund equipment purchases and its ongoing operations. Trilon Dominion, the Company's largest shareholder with over 72% of the shares outstanding, has continued to provide financial support to the Company during 1996 and the first quarter of 1997, and management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 1997.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS:

           For information regarding legal proceedings, refer to the information contained in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1996 under the heading, "Legal Proceedings" and Note 6 to the financial statements herein.

ITEM 2.    CHANGES IN SECURITIES:

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES:

           None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

           None

ITEM 5.    OTHER INFORMATION:

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)  EXHIBITS:

           10.91 Second Addendum, dated February 3, 1997, to the Manufacturing and Supply Agreement dated April 11, 1996 between Advanced Barrier Technologies, Inc. and the Registrant.

           10.92 Bailment Agreement, dated February 3, 1997, between Advanced Barrier Technologies de Mexico S.A. de C.V., Advanced Barrier Technologies, Inc. and the Registrant.

           10.93 Certificate, dated February 28, 1997, regarding the dissolution of Wilshire Transdermal Products, Ltd.

           (B)  REPORTS ON FORM 8-K:

                 None

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILSHIRE TECHNOLOGIES, INC.



Dated:  April 11, 1997               By:  /s/ James W. Klingler
                                          -------------------------------
                                          James W. Klingler
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit                                                                            Sequentially
Number                                      Description                            Numbered Page
------                                      -----------                            -------------
10.91              Second Addendum, dated February 3, 1997, to the Manufacturing           14
                   and Supply Agreement dated April 11, 1996 between Advanced
                   Barrier Technologies, Inc. and the Registrant.

10.92              Bailment Agreement, dated February 3, 1997, between Advanced            20
                   Barrier Technologies de Mexico S.A. de C.V., Advanced Barrier
                   Technologies, Inc. and the Registrant.

10.93              Certificate, dated February 28, 1997, regarding the                     30
                   dissolution of Wilshire Transdermal Products, Ltd.