Form 10QSB
period 1997-05-31
WILSHIRE TECHNOLOGIES INC
filed 1997-07-11
CIK 891762

================================================================================

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended May 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _____________ to ____________



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



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,943,385 on June 30, 1997.

            Transitional Small Business Disclosure Format. Yes     No  X

================================================================================

================================================================================

                           WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB

------------------------------------------------------------------------------------------------------
PART 1 - FINANCIAL INFORMATION                                                                   PAGE
------------------------------------------------------------------------------------------------------
Item 1.                       Financial Statements:

                                         Condensed Consolidated Balance Sheets as of               3
                                         May 31, 1997 and November 30, 1996

                                         Condensed Consolidated Statements of Operations           4
                                         for the Quarters ended May 31, 1997 and
                                         May 31, 1996

                                         Condensed Consolidated Statements of Operations           5
                                         for the Six Months ended May 31, 1997 and
                                         May 31, 1996

                                         Condensed Consolidated Statements of Cash Flows           6
                                         for the Six Months ended May 31, 1997 and
                                         May 31, 1996

                                         Notes to Condensed Consolidated Financial Statements      7

Item 2.                       Management's Discussion and Analysis                                10
                              or Plan of Operation

------------------------------------------------------------------------------------------------------
PART II - OTHER INFORMATION
------------------------------------------------------------------------------------------------------

Item 1.                       Legal Proceedings                                                   13

Item 2.                       Changes in Securities                                               13

Item 3.                       Defaults Upon Senior Securities                                     13

Item 4.                       Submission of Matters to a Vote of Security Holders                 13

Item 5.                       Other Information                                                   13

Item 6.                       Exhibits and Reports on Form 8-K                                    13

Signatures                                                                                        14

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           May 31,        November 30,
                                                                            1997              1996
                                                                        ------------      ------------
                                                                        (Unaudited)          (Note)
ASSETS
Current assets:
        Cash                                                            $     72,000      $    189,000
        Accounts receivable trade, less allowance for doubtful
               accounts of $20,000 and $17,000 at May 31,
               1997 and  November 30, 1996, respectively                     583,000           571,000
        Inventories (Note 2)                                               1,129,000           591,000
        Current portion of note receivable (Note 3)                          209,000           204,000
        Other current assets                                                 238,000           231,000
                                                                        ------------      ------------
Total current assets                                                       2,231,000         1,786,000

Property and equipment, less accumulated depreciation
        of $724,000 and $637,000 at May 31, 1997 and
        November 30, 1996, respectively                                      683,000           723,000
Note receivable from the sale of discontinued business
        less current portion (Note 3)                                        189,000           280,000
Goodwill, less accumulated amortization of $302,000
        and $281,000 at May 31, 1997 and November 30,
        1996, respectively                                                   440,000           461,000
Patents and trademarks, net                                                  111,000           104,000
                                                                        ------------      ------------
                                                                        $  3,654,000      $  3,354,000
                                                                        ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                $    580,000      $    393,000
        Accrued expenses                                                     513,000           454,000
        Interest payable                                                     148,000            31,000
        Line of credit from Trilon Dominion Partners LLC (Note 4)          2,250,000         1,500,000
                                                                        ------------      ------------
Total current liabilities                                                  3,491,000         2,378,000

Shareholders' equity:
        Preferred stock, no par value, 2,000,000 shares authorized;
               none issued and outstanding                                      --                --
        Common stock, no par value, 50,000,000 shares
               authorized; 12,943,385 shares issued and
               outstanding at May 31, 1997 and
               November 30, 1996                                          25,857,000        25,857,000
        Common stock warrants                                                275,000           275,000
        Accumulated deficit                                              (25,969,000)      (25,156,000)
                                                                        ------------      ------------
Total shareholders' equity                                                   163,000           976,000
                                                                        ------------      ------------
                                                                        $  3,654,000      $  3,354,000
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

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             Three Months Ended May 31
                                                         --------------------------------
                                                             1997                1996
                                                         ------------        ------------
Continuing operations:
        Net sales                                        $  1,000,000        $    884,000
        Cost of sales                                         693,000             709,000
                                                         ------------        ------------
        Gross profit                                          307,000             175,000

        Operating expenses:
               Marketing and selling                          153,000             153,000
               General and administrative                     342,000             508,000
               Research and development                       128,000             164,000
                                                         ------------        ------------
        Total operating expenses                              623,000             825,000
                                                         ------------        ------------

        Loss from operations                                 (316,000)           (650,000)
        Other income                                             --               191,000
        Interest income (expense), net                        (71,000)             15,000
                                                         ------------        ------------
        Loss before provision
               for state income taxes                        (387,000)           (444,000)

        Provision for state income taxes - current               --                  --
                                                         ------------        ------------

        Loss from continuing operations                      (387,000)           (444,000)

Loss from discontinued operations (Note 6)                       --               (24,000)
                                                         ------------        ------------

Net loss                                                 $   (387,000)       $   (468,000)
                                                         ============        ============

                                                         ------------        ------------

Weighted average shares outstanding                        12,943,385          12,931,885
                                                         ============        ============

                                                         ------------        ------------

Loss per share:
        Loss from continuing operations                  $      (0.03)       $      (0.03)
        Loss from discontinued operations                        --                  --
                                                         ------------        ------------
        Net loss per share                               $      (0.03)       $      (0.03)
                                                         ============        ============

                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             Six Months Ended May 31
                                                         --------------------------------
                                                             1997                1996
                                                         ------------        ------------
Continuing operations:
        Net sales                                        $  1,591,000        $  1,722,000
        Cost of sales                                       1,211,000           1,473,000
                                                         ------------        ------------
        Gross profit                                          380,000             249,000

        Operating expenses:
               Marketing and selling                          277,000             282,000
               General and administrative                     605,000             935,000
               Research and development                       191,000             257,000
                                                         ------------        ------------
        Total operating expenses                            1,073,000           1,474,000
                                                         ------------        ------------

        Loss from operations                                 (693,000)         (1,225,000)
        Other income                                             --               192,000
        Interest expense                                     (119,000)            (68,000)
                                                         ------------        ------------
        Loss before provision
               for state income taxes                        (812,000)         (1,101,000)

        Provision for state income taxes - current              1,000               1,000
                                                         ------------        ------------

        Loss from continuing operations                      (813,000)         (1,102,000)

Loss from discontinued operations (Note 6)                       --                (6,000)
                                                         ------------        ------------

Net loss                                                 $   (813,000)       $ (1,108,000)
                                                         ============        ============

                                                         ------------        ------------

Weighted average shares outstanding                        12,943,385          11,271,276
                                                         ============        ============

                                                         ------------        ------------

Loss per share:
        Loss from continuing operations                  $      (0.06)       $      (0.10)
        Loss from discontinued operations                        --                  --
                                                         ------------        ------------
        Net loss per share                               $      (0.06)       $      (0.10)
                                                         ============        ============

                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                   Six Months Ended May 31,
                                                                                ------------------------------
                                                                                   1997               1996
                                                                                -----------        -----------
OPERATING ACTIVITIES
Net loss                                                                        $  (813,000)       $(1,108,000)
Adjustments to reconcile net loss to net cash
               used in operating activities:
                       Depreciation and amortization                                112,000            175,000
                       Provision for loss on accounts receivable                      3,000            (25,000)
                       Loss on sale of discontinued operations                         --                6,000
                       Net change in operating assets and liabilities:
                              Increase in accounts receivable                       (15,000)           (13,000)
                              Increase in inventories                              (538,000)          (160,000)
                              (Increase) decrease in other current assets            (7,000)            61,000
                              Increase in accounts payable and
                               accrued expenses                                     246,000              9,000
                              Increase in interest payable                          117,000            118,000
                                                                                -----------        -----------
Net cash used in operating activities                                              (895,000)          (937,000)
                                                                                -----------        -----------

INVESTING ACTIVITIES
Purchase of equipment                                                               (47,000)           (49,000)
Decrease in note receivable from sale of discontinued operations                     86,000               --
(Increase) decrease in other assets                                                 (11,000)            58,000
                                                                                -----------        -----------
Net cash provided by investing activities                                            28,000              9,000
                                                                                -----------        -----------

FINANCING ACTIVITIES
Proceeds from line of credit                                                        750,000          1,000,000
                                                                                -----------        -----------
Net cash provided by financing activities                                           750,000          1,000,000
                                                                                -----------        -----------

NET (DECREASE) INCREASE IN CASH                                                    (117,000)            72,000
CASH - BEGINNING OF PERIOD                                                          189,000             18,000
                                                                                -----------        -----------
CASH - END OF PERIOD                                                            $    72,000        $    90,000
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Wilshire Technologies, Inc. (the "Company") develops, manufactures and markets engineered polymer products for industrial clean room use. The Company, based in Carlsbad, California, operates through two divisions - - Wilshire Contamination Control ("WCC"), and Wilshire Gloves ("WGL") and a wholly-owned subsidiary. During 1996, the Company divested its Medical Products and Transdermal Products divisions. In 1997, the Company will focus primarily on products used in industrial clean rooms, such as gloves and contamination control products.

The consolidated financial statements include the accounts of the Company's two divisions and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended May 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1996.

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


2.  FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                                       MAY 31        NOVEMBER 30,
                                        1997             1996
                                     ----------      ------------
               Raw materials         $  398,000       $  141,000
               Work in process          365,000          175,000
               Finished goods           366,000          275,000
                                     ----------       ----------
                                     $1,129,000       $  591,000
                                     ==========       ==========

3.  NOTE RECEIVABLE

Pursuant to the sale of its Medical Products division, the Company received a $540,000 secured note, payable over 36 months, and bearing interest at a rate of 5% per annum (see Note 6).

4.  LINE OF CREDIT

On January 5, 1996, the Company and Trilon Dominion Partners LLC ("Trilon Dominion") entered into a Credit Agreement (the "Agreement") for a credit line of $1,000,000 secured by the Company's assets. Under the terms of the Agreement, which was subsequently amended, the principal was due on June 30, 1996 and the interest was payable monthly at a rate of prime plus 3.75%. In connection with the loan, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.75 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on January 5, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable when the Company amended the Agreement ("First Amendment") to extend the termination date of the Agreement from June 30, 1996 to December 31, 1996. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on June 30, 1996, which was $1.75 per share and it expires on January 5, 2001. The holder of each of such five-year warrants may, without payment to the Company, convert the warrant in whole or in part into shares of the Company's common stock having a market value equal to the difference between
(x) the market value per share of common stock multiplied by the number of warrants that are converted and (y) the warrant exercise price, multiplied by the number of warrants that are converted. Pursuant to the Agreement, the Company used part of the proceeds of the credit line to repay the $400,000 borrowed from Trilon Dominion under the sixth amendment to the November 18, 1994 Credit Agreement, plus the interest accrued on that amount.

On September 30, 1996, the Company and Trilon Dominion entered into a Second Amendment to the Agreement ("Second Amendment") whereby the amount of the credit line was increased from $1,000,000 to $2,000,000 and the termination date was extended from December 31,1996 to June 30, 1997. Pursuant to the Second Amendment, the Company drew on the additional credit line upon achievement of certain milestones. In addition, two warrants were issued in connection with the Second Amendment. The first warrant entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $1.31 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on September 30, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable when the Company entered the Third Amendment to the Agreement and extended the termination date of the Agreement from June 30, 1997 to December 31, 1997. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on June 30, 1997, which was $0.84 per share, and it expires on September 30, 2001. All other terms of the two warrants are the same as those issued under the Agreement.

On April 15, 1997, the Company and Trilon Dominion entered into a Third Amendment to the Agreement ("Third Amendment") whereby the amount of the credit line was increased from $2,000,000 to $3,000,000 and the termination date was extended from June 30, 1997 to December 31, 1997. In addition, two warrants were issued in connection with the Third Amendment. The first warrant entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.50 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on April 15, 2002. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which only becomes exercisable if the Company does not pay Trilon Dominion the principal and interest due on December 31, 1997. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on December 31, 1997, and it expires on April 15, 2002. All other terms of the two warrants are the same as those issued under the Agreement and the Second Amendment.

5.  COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

During the first six months of 1997, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996, under Note 6 to the Financial Statements included therein.


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

Sales of WMP for the quarter and six months ended May 31, 1996, were $558,000 and $888,000, respectively. The effect on the results of operations from the operations of the WMP division for the quarter and six months ended May 31, 1996 was $(24,000) and $(6,000), respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the first six months of 1997, the Company has made significant progress on its business plan for both contamination control products and gloves. In the first quarter, the Company's contamination control swab manufacturing equipment was successfully moved from Texas to the Company's facility in Tijuana, Mexico, thus lowering future production costs. In addition, the developmental glove equipment moved from the UK to the Tijuana, Mexico, facility in the fourth quarter of 1996 began producing gloves at the rate of 40,000 gloves per month at a significantly lower cost. Customer response to the gloves produced in Mexico has been excellent.

In the second quarter, the Company achieved sales of $1 million which set a record for the highest quarterly sales. In addition, the Company completed a distributor agreement for Singapore, Malaysia, Thailand, and Indonesia, an important milestone for servicing the Company's customers in the computer component industry in Southeast Asia. Also, in April the Company arranged financing for the first full-scale glove production line and for working capital needs in the second half of fiscal year 1997.

In the third quarter, the Company expects to receive the sales benefit of the restocking by a major distributor of contamination control wipers to bring its inventory levels back to normal. In addition, the Company plans to complete a development and supply agreement for an improved glove polymer, and to make further progress on the design and manufacture of the first full-scale glove production line.

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

Quarter

Net sales set a quarterly record, and increased by $116,000 (13.1%) to $1,000,000 in the second quarter of 1997 from $884,000 in the second quarter of 1996. Sales were favorably impacted by increased shipments of contamination control products to customers in Southeast Asia.

Six Months

Net sales decreased by $131,000 (7.6%) to $1,591,000 in the first six months of 1997 from $1,722,000 in the same period of 1996. The sales decline primarily was related to an abnormal inventory reduction by a major distributor of contamination control wipers in the first quarter of 1997. The Company expects to receive the sales benefit of the inventory restocking by the distributor in the third quarter of 1997.

GROSS PROFIT

Quarter

Gross profit increased by $132,000 to $307,000 in the second quarter of 1997 from $175,000 in the second quarter of 1996, primarily due to increased sales of contamination control products and reduced costs of the developmental glove plant. Gross profit margin as a percent of sales increased to 30.7% in the second quarter of 1997 from 19.8% in the second quarter of 1996.

Six Months

Gross profit increased by $131,000 to $380,000 in the first six months of 1997 from $249,000 in the same period of 1996, primarily due to reduced costs of the developmental glove plant. Gross profit margin as a percent of sales increased to 23.9% in the first 6 months of 1997 from 14.5% in the same period of 1996.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

Selling, general and administrative expenses decreased $166,000 (25.1%) to $495,000 in the second quarter of 1997 from $661,000 in the second quarter of 1996. In the first six months of 1997, selling, general and administrative expenses decreased $335,000 (27.5%) to $882,000 from $1,217,000 in the same period of 1996. The expense reduction in both periods primarily resulted from reductions in personnel, lower professional fees, and non-recurring expenses in 1996 related to the move of the developmental glove plant from the U.K. to Mexico.


RESEARCH AND DEVELOPMENT

Research and development expenses decreased $36,000 (22.0%) to $128,000 in the second quarter of 1997 from $164,000 in the second quarter of 1996. In the first six months of 1997, research and development expenses decreased $66,000 (25.7%) to $191,000 from $257,000 in the same period of 1996. The expense reduction in both periods primarily was due to the divestiture of the Transdermal Products business.

As a percentage of sales, research and development expenses were 12.8% in the second quarter of 1997, compared to 18.6% in the second quarter of 1996. For the first six months of 1997, research and development expenses as a percentage of sales were 12.0%, compared to 14.9% in the same period of 1996.


OTHER INCOME

The other income in the second quarter and six months of 1996 was related primarily to the gain from the payment of the note receivable by Advanced Materials, Inc.


INTEREST INCOME (EXPENSE), NET

The Company reported higher interest expense in the second quarter and six months of 1997 versus the same period of 1996 due to increased debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (see Note 4).

INCOME TAXES

For the quarters and six months ended May 31, 1997 and May 31, 1996, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1997 and 1996.


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

During 1996 and the first six months of 1997, the Company has not generated sufficient cash from operations to fund its working capital requirements. Net cash used in operating activities was $895,000 in the first six months of 1997 versus $937,000 in the first six months of 1996. The decrease in the cash used in operating activities was primarily due to lower operating expenses.

Net cash provided by investing activities was $28,000 in the first six months of 1997, versus $9,000 in the first six months of 1996.

Net cash provided by financing activities was $750,000 in the first six months of 1997 versus $1,000,000 in the first six months of 1996. The debt financing in both years was obtained from Trilon Dominion Partners, LLC.

On January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1,000,000 secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest was payable monthly at a rate of prime plus 3.75%. The Agreement was amended on June 30, 1996 ("First Amendment") to extend the termination date of the Agreement from June 30, 1996 to December 31, 1996. See Note 4 to the financial statements for details of the Agreement.

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

On September 30, 1996, the Company and Trilon Dominion entered into a Second Amendment to the Agreement ("Second Amendment") whereby the amount of the credit line was increased from $1,000,000 to $2,000,000 and the termination date was extended from December 31,1996 to June 30, 1997. Pursuant to the Second Amendment, the Company drew on the additional credit line upon achievement of certain milestones. See Note 4 to the financial statements for details of the Amendments.

On April 15, 1997, the Company and Trilon Dominion entered into a Third Amendment to the Agreement ("Third Amendment") whereby the amount of the credit line was increased from $2,000,000 to $3,000,000, and the termination date was extended from June 30, 1997 to December 31, 1997. See Note 4 to the financial statements for details of the Amendments.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS:

                 For information regarding legal proceedings, refer to the information contained in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1996 under the heading, "Legal Proceedings" and Note 6 to the financial statements therein.

ITEM 2.          CHANGES IN SECURITIES:

                 None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES:

                 None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                 None

ITEM 5.          OTHER INFORMATION:

                 None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (A)  EXHIBITS:

                 10.94 Distributor Agreement, dated March 5, 1997, between Armstrong Industrial Corporation and the Registrant.

                 10.95 Third Amendment, dated April 15, 1997, to Credit Agreement and to Grid Promissory Note dated January 5, 1996 between Trilon Dominion Partners LLC, and the Registrant.

                 10.96 Agreement related to Gloves, dated April 29, 1997, between Innovative Technologies Ltd. and the Registrant.

                 27                Financial Data Schedule

                 (B)  REPORTS ON FORM 8-K:

                 None

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WILSHIRE TECHNOLOGIES, INC.



Dated:  July 9, 1997                   By:   /s/ James W. Klingler
                                            -----------------------
                                            James W. Klingler
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                                                    Sequentially
Number                       Description                                   Numbered Page
------                       -----------                                   -------------
10.94      Distributor Agreement, dated March 5, 1997, between
           Armstrong Industrial Corporation and the Registrant.                  16

10.95      Third Amendment, dated April 15, 1997, to Credit
           Agreement and to Grid Promissory Note dated January 5,
           1996 between Trilon Dominion Partners LLC, and the Registrant.        30

10.96      Agreement related to Gloves, dated April 29, 1997,
           between Innovative Technologies Ltd. and the Registrant               35

27         Financial Data Schedule