Form 10QSB
period 1997-08-31
WILSHIRE TECHNOLOGIES INC
filed 1997-10-14
CIK 891762

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended August 31, 1997

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

                                 (760) 929-7200
                           (Issuer's telephone number)



        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

        The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,943,385 on September 30, 1997.

        Transitional Small Business Disclosure Format.    Yes [ ]  No [X]


================================================================================

                           WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB


PART 1 - FINANCIAL INFORMATION                                          PAGE


Item 1.  Financial Statements:

               Condensed Consolidated Balance Sheets as of                3
               August 31, 1997 and November 30, 1996

               Condensed Consolidated Statements of Operations            4
               for the Quarters ended August 31, 1997 and
               August 31, 1996

               Condensed Consolidated Statements of Operations            5
               for the Nine Months ended August 31, 1997 and
               August 31, 1996

               Condensed Consolidated Statements of Cash Flows            6
               for the Nine Months ended August 31, 1997 and
               August 31, 1996

               Notes to Condensed Consolidated Financial Statements       7

Item 2.  Management's Discussion and Analysis or Plan of Operation       10

PART II - OTHER INFORMATION


Item 1.        Legal Proceedings                                         14

Item 2.        Changes in Securities                                     14

Item 3.        Defaults Upon Senior Securities                           14

Item 4.        Submission of Matters to a Vote of Security Holders       14

Item 5.        Other Information                                         14

Item 6.        Exhibits and Reports on Form 8-K                          14

Signatures                                                               15

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       August 31,      November 30,
                                                                         1997              1996
                                                                     ------------      ------------
ASSETS                                                                (Unaudited)         (Note)
Current assets:
     Cash                                                            $    137,000      $    189,000
     Accounts receivable trade, less allowance for doubtful
        accounts of $16,000 and $17,000 at August 31,
        1997 and  November 30, 1996, respectively                         568,000           571,000
     Inventories (Note 2)                                               1,101,000           591,000
     Current portion of note receivable (Note 3)                          196,000           204,000
     Other current assets                                                 222,000           231,000
                                                                     ------------      ------------
Total current assets                                                    2,224,000         1,786,000

Property and equipment, less accumulated depreciation
     of $768,000 and $637,000 at August 31, 1997 and
     November 30, 1996, respectively                                      890,000           723,000
Note receivable from the sale of discontinued business
     less current portion (Note 3)                                        158,000           280,000
Goodwill, less accumulated amortization of $312,000
     and $281,000 at August 31, 1997 and November 30,
     1996, respectively                                                   430,000           461,000
Patents and trademarks, net                                               113,000           104,000
                                                                     ------------      ------------
                                                                     $  3,815,000      $  3,354,000
                                                                     ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $    452,000      $    393,000
     Accrued expenses                                                     412,000           454,000
     Interest payable                                                     228,000            31,000
     Line of credit from Trilon Dominion Partners LLC (Note 4)          3,000,000         1,500,000
                                                                     ------------      ------------
Total current liabilities                                               4,092,000         2,378,000

Shareholders' equity:
     Preferred stock, no par value, 2,000,000 shares authorized;
        none issued and outstanding                                          --                --
     Common stock, no par value, 50,000,000 shares
        authorized; 12,943,385 shares issued and
        outstanding at August 31, 1997 and
        November 30, 1996                                              25,857,000        25,857,000
     Common stock warrants                                                275,000           275,000
     Accumulated deficit                                              (26,409,000)      (25,156,000)
                                                                     ------------      ------------
Total shareholders' equity                                               (277,000)          976,000
                                                                     ------------      ------------
                                                                     $  3,815,000      $  3,354,000
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

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended August 31
                                                    ------------------------------
                                                        1997              1996
                                                    ------------      ------------

Continuing operations:
     Net sales                                      $  1,011,000      $    712,000
     Cost of sales                                       765,000           639,000
                                                    ------------      ------------
     Gross profit                                        246,000            73,000

     Operating expenses:
        Marketing and selling                            147,000           146,000
        General and administrative                       340,000           526,000
        Research and development                         123,000           138,000
                                                    ------------      ------------
     Total operating expenses                            610,000           810,000
                                                    ------------      ------------

     Loss from operations                               (364,000)         (737,000)
     Other expense                                          --              (2,000)
     Interest income (expense), net                      (76,000)          (27,000)
                                                    ------------      ------------
     Loss before provision
        for state income taxes                          (440,000)         (766,000)

     Provision for state income taxes - current             --                --
                                                    ------------      ------------

     Loss from continuing operations                    (440,000)         (766,000)

Gain from discontinued operations (Note 6)                  --              33,000
                                                    ------------      ------------

Net loss                                            $   (440,000)     $   (733,000)
                                                    ============      ============

Weighted average shares outstanding                   12,943,000        12,932,000
                                                    ============      ============

Loss per share:
     Loss from continuing operations                $      (0.03)     $      (0.06)
     Loss from discontinued operations                      --                --
                                                    ------------      ------------
     Net loss per share                             $      (0.03)     $      (0.06)
                                                    ============      ============


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Nine Months Ended August 31
                                                    ------------------------------
                                                        1997              1996
                                                    ------------      ------------

Continuing operations:
     Net sales                                      $  2,602,000      $  2,434,000
     Cost of sales                                     1,976,000         2,112,000
                                                    ------------      ------------
     Gross profit                                        626,000           322,000

     Operating expenses:
        Marketing and selling                            424,000           428,000
        General and administrative                       946,000         1,461,000
        Research and development                         313,000           394,000
                                                    ------------      ------------
     Total operating expenses                          1,683,000         2,283,000
                                                    ------------      ------------

     Loss from operations                             (1,057,000)       (1,961,000)
     Other income                                           --             190,000
     Interest expense                                   (195,000)          (96,000)
                                                    ------------      ------------
     Loss before provision
        for state income taxes                        (1,252,000)       (1,867,000)

     Provision for state income taxes - current            1,000             1,000
                                                    ------------      ------------

     Loss from continuing operations                  (1,253,000)       (1,868,000)

Gain from discontinued operations (Note 6)                  --              27,000
                                                    ------------      ------------

Net loss                                            $ (1,253,000)     $ (1,841,000)
                                                    ============      ============


Weighted average shares outstanding                   12,943,000        11,827,000
                                                    ============      ============


Loss per share:
     Loss from continuing operations                $      (0.10)     $      (0.16)
     Loss from discontinued operations                      --                --
                                                    ------------      ------------
     Net loss per share                             $      (0.10)     $      (0.16)
                                                    ============      ============


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Nine Months Ended August 31,
                                                                     ----------------------------
                                                                         1997             1996
                                                                     -----------      -----------
OPERATING ACTIVITIES
Net loss                                                             $(1,253,000)     $(1,841,000)
Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization                                168,000          261,000
            Provision for loss on accounts receivable                     (1,000)         (23,000)
            Gain on sale of discontinued operations                         --            (27,000)
            Gain on settlement of note receivable                           --           (190,000)
            Net change in operating assets and liabilities:
                Decrease in accounts receivable                            4,000           16,000
                Increase in inventories                                 (510,000)        (122,000)
                Decrease in other current assets                           9,000          408,000
                Increase (decrease) in accounts payable and
                 accrued expenses                                         17,000         (761,000)
                Increase in interest payable                             197,000          108,000
                                                                     -----------      -----------
Net cash used in operating activities                                 (1,369,000)      (2,171,000)
                                                                     -----------      -----------

INVESTING ACTIVITIES
Purchase of equipment                                                   (298,000)        (104,000)
Decrease in note receivable from sale of discontinued operations         130,000             --
(Increase) decrease in other assets                                      (15,000)         320,000
                                                                     -----------      -----------
Net cash (used in) provided by investing activities                     (183,000)         216,000
                                                                     -----------      -----------

FINANCING ACTIVITIES
Proceeds from line of credit                                           1,500,000        1,000,000
Proceeds from settlement of note receivable                                 --          1,190,000
                                                                     -----------      -----------
Net cash provided by financing activities                              1,500,000        2,190,000
                                                                     -----------      -----------

NET (DECREASE) INCREASE IN CASH                                          (52,000)         235,000
CASH - BEGINNING OF PERIOD                                               189,000           18,000
                                                                     -----------      -----------
CASH - END OF PERIOD                                                 $   137,000      $   253,000
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

BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended August 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1996.

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


2.    FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                    AUGUST 31,     NOVEMBER 30,
                       1997           1996
                    ----------     ----------
Raw materials       $  346,000     $  141,000
Work in process        164,000        175,000
Finished goods         591,000        275,000
                    ==========     ==========
                    $1,101,000     $  591,000
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

On April 15, 1997, the Company and Trilon Dominion entered into a Third Amendment to the Agreement ("Third Amendment") whereby the amount of the credit line was increased from $2,000,000 to $3,000,000 and the termination date was extended from June 30, 1997 to December 31, 1997. In addition, two warrants were issued in connection with the Third Amendment. The first warrant entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.44 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on April 15, 2002. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which only becomes exercisable if the Company does not pay Trilon Dominion the principal and interest due on December 31, 1997. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on December 31, 1997, and it expires on April 15, 2002. All other terms of the two warrants are the same as those issued under the Agreement.

On September 19, 1997, the Company and Trilon Dominion entered into a Fourth Amendment to the Agreement ("Fourth Amendment") whereby the amount of the credit line was increased from $3,000,000 to $4,000,000 and the termination date was extended from December 31, 1997 to June 30, 1998. In addition, two warrants were issued in connection with the Fourth Amendment. The first warrant entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.95 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on September 19, 2002. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which only becomes exercisable if the Company does not pay Trilon Dominion the principal and interest due on June 30, 1998. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on June 30, 1998, and it expires on September 19, 2002. All other terms of the two warrants are the same as those issued under the Agreement.

5.    COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

During the first nine months of 1997, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1996, under Note 6 to the Financial Statements included therein.

SUPPLIER LAWSUIT

On October 22, 1996, Powell Products, Inc. ("Powell") sued the Company in state court in Dallas County, Texas alleging a variety of claims, all centered upon Powell's assertion that the Company has wrongfully obtained and used Powell's trade secrets for manufacturing foam-tipped applicators. On November 5, 1996, the Company removed the case to the U.S. District court for the Northern District of Texas. The Company denied any wrongdoing and filed a counterclaim for wrongful injunction.

On July 31, 1997, Powell and the Company entered into a Settlement Agreement including a Mutual Release and Injunction ("Settlement Agreement"). Pursuant to the Settlement Agreement, the Company paid Powell $75,000, and the Company and Powell released each other from all claims or causes of action related to the case. In addition, the Company is prevented from (a) making foam-tipped applicators for the cosmetic industry for 5 years; (b) building cosmetic applicator or swab-making equipment for sale to third parties for 8 years; (c) making automated swab-making equipment materially different from its present equipment for 3 years; and (d) participating in any way with Wormser Corporation, Accessories Plus, North-Plex Tool, and Micro Designs, and also from participating with any present and certain former employees of these entities. Except for these restrictions the Company may continue to conduct its swab-making business as it wants. The Company anticipates that the Settlement Agreement will have no material effect on revenues.

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

There were no sales for WMP in the quarter ended August 31, 1996. Sales of WMP for the nine months ended August 31, 1996, were $888,000. The effect on the results of operations from the operations of the WMP division for the quarter and nine months ended August 31, 1996 was $33,000 and $27,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the first nine months of 1997, the Company has made significant progress on its business plan for both contamination control products and gloves. In the first quarter, the Company's contamination control swab manufacturing equipment was successfully moved from Texas to the Company's facility in Tijuana, Mexico, thus lowering future production costs. In addition, the developmental glove equipment moved from the UK to the Tijuana, Mexico, facility in the fourth quarter of 1996 began producing gloves at the rate of 40,000 gloves per month at a significantly lower cost. Customer response based on their testing of the gloves produced in Mexico has been excellent.

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

In the third quarter, the Company achieved another sales record of over $1 million including the sales benefit of the restocking by a major distributor of contamination control wipers to bring its inventory levels back to normal. In addition, the Company completed a development and supply agreement for an improved glove polymer, and made further progress on the design and manufacture of the first full-scale glove production line.

In the fourth quarter, the Company plans to move its warehouse operation from Dallas, Texas to Carlsbad, California into a combined facility with its headquarters office. This will save the Company the time and expense of maintaining two facilities and related freight costs. Also, the Company is looking for a larger facility in Tijuana, Mexico for its full-scale glove production line. It expects to lease a building for that line and the Company's other equipment by the end of fiscal year 1997.

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

Quarter

Net sales set a quarterly record, and increased by $299,000 (42.0%) to $1,011,000 in the third quarter of 1997 from $712,000 in the third quarter of 1996. Sales were favorably impacted by significant new orders from a contamination control wiper customer and the restocking by a major distributor of contamination control wipers to bring its inventory levels back to normal.

Nine Months

Net sales increased by $168,000 (6.9%) to $2,602,000 in the first nine months of 1997 from $2,434,000 in the same period of 1996. The sales increase was related to the impact of third quarter sales of contamination control wipers discussed above.

GROSS PROFIT

Quarter

Gross profit increased by $173,000 to $246,000 in the third quarter of 1997 from $73,000 in the third quarter of 1996, primarily due to increased sales of contamination control products and reduced costs of the developmental glove plant. Gross profit margin as a percent of sales increased to 24.3% in the third quarter of 1997 from 10.3% in the third quarter of 1996.

Nine Months

Gross profit increased by $304,000 to $626,000 in the first nine months of 1997 from $322,000 in the same period of 1996, primarily due to increased sales of contamination control products and reduced costs of the developmental glove plant. Gross profit margin as a percent of sales increased to 24.1% in the first nine months of 1997 from 13.2% in the same period of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

Selling, general and administrative expenses decreased $185,000 (27.5%) to $487,000 in the third quarter of 1997 from $672,000 in the third quarter of 1996. In the first nine months of 1997, selling, general and administrative expenses decreased $519,000 (27.5%) to $1,370,000 from $1,889,000 in the same period of 1996. The expense reduction in both periods primarily resulted from reductions in personnel, lower professional fees, and non-recurring expenses in 1996 related to the move of the developmental glove plant from the U.K.
to Mexico.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $15,000 (10.9%) to $123,000 in the third quarter of 1997 from $138,000 in the third quarter of 1996. In the first nine months of 1997, research and development expenses decreased $81,000 (20.6%) to $313,000 from $394,000 in the same period of 1996. The expense reduction in both periods primarily was due to the divestiture of the Transdermal Products business.

As a percentage of sales, research and development expenses were 12.2% in the third quarter of 1997, compared to 19.4% in the third quarter of 1996. For the first nine months of 1997, research and development expenses as a percentage of sales were 12.0%, compared to 16.2% in the same period of 1996.

OTHER INCOME

The other income in the third quarter and nine months of 1996 was related primarily to the gain from the payment of the note receivable by Advanced Materials, Inc.

INTEREST INCOME (EXPENSE), NET

The Company reported higher interest expense in the third quarter and nine months of 1997 versus the same period of 1996 due to increased debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (see Note 4).

INCOME TAXES

For the quarters and nine months ended August 31, 1997 and August 31, 1996, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1997 and 1996.

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

During 1996 and the first nine months of 1997, the Company has not generated sufficient cash from operations to fund its working capital requirements. Net cash used in operating activities was $1,369,000 in the first nine months of 1997 versus $2,171,000 in the first nine months of 1996. The decrease in the cash used in operating activities was primarily due to lower operating expenses, and increased gross profit.

Net cash used in investing activities was $183,000 in the first nine months of 1997, versus $216,000 provided by investing activities in the first nine months of 1996. The use of cash in 1997 was primarily due to the purchase of glove manufacturing equipment. The decrease in other assets in 1996 was related to the cancellation of the License Agreement with Innovative Technologies, Ltd.

Net cash provided by financing activities was $1,500,000 in the first nine months of 1997 versus $2,190,000 in the first nine months of 1996. The debt financing in both years was obtained from Trilon Dominion Partners, LLC. The settlement of the note receivable in 1996 is related to the payment of the note receivable by Advanced Materials, Inc.

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

On September 19, 1997, the Company and Trilon Dominion entered into a Fourth Amendment to the Agreement ("Fourth Amendment") whereby the amount of the credit line was increased from $3,000,000 to $4,000,000, and the termination date was extended from December 31, 1997 to June 30, 1998. See Note 4 to the financial statements for details of the Amendments.

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

         None

ITEM 5.  OTHER INFORMATION:

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

         10.97 Equipment Supply Agreement, dated July 28, 1997, between ACC Automation Company and the Registrant.

         10.98 Settlement Agreement, Mutual Release, and Injunction, dated July 31, 1997, between Powell Products, Inc. and the Registrant.

         10.99 Equipment Supply Agreement, dated September 16, 1997, between the Vara International Division of Calgon Carbon Corporation and the Registrant.

         10.100 Development and Supply Agreement, dated September 18, 1997, between PTG Medical LLC and the Registrant.

         10.101 Fourth Amendment, dated September 19, 1997, to Credit Agreement and to Grid Promissory Note dated January 5, 1996 between Trilon Dominion Partners LLC, and the Registrant.

         (b)  REPORTS ON FORM 8-K:

              None

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WILSHIRE TECHNOLOGIES, INC.



Dated:  October 10, 1997               By: /s/ James W. Klingler
                                           ------------------------------------
                                           James W. Klingler
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                                                        Sequentially
Number                                   Description                           Numbered Page
------                                   -----------                           -------------

10.97            Equipment Supply Agreement, dated July 28, 1997, between ACC
                 Automation Company and the Registrant.                              17

10.98            Settlement Agreement, Mutual Release, and Injunction, dated
                 July 31, 1997, between Powell Products, Inc. and the
                 Registrant.                                                         43

10.99            Equipment Supply Agreement, dated September 16, 1997,
                 between the Vara International Division of Calgon Carbon
                 Corporation and the Registrant.                                     54

10.100           Development and Supply Agreement, dated September 18, 1997,
                 between PTG Medical LLC and the Registrant.                         59

10.101           Fourth Amendment, dated September 19, 1997, to Credit
                 Agreement and to Grid Promissory  Note dated January 5,
                 1996 between Trilon Dominion Partners LLC, and the Registrant.      96