Form 10KSB40
period 1997-11-30
WILSHIRE TECHNOLOGIES INC
filed 1998-02-27
CIK 891762

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)
  X        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----      ACT OF 1934 For the fiscal year ended November 30, 1997.

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----      EXCHANGE ACT OF 1934 For the transition period from _____________ to
           ____________


                         COMMISSION FILE NUMBER 0-20866

                           WILSHIRE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

            CALIFORNIA                                  33-0433823
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                                5861 EDISON PLACE
                           CARLSBAD, CALIFORNIA 92008
                    (Address of principal executive offices)

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

        The issuer's revenues for its most recent fiscal year were $3,459,000.

        The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 1998 was approximately $1.6 million.

        The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,943,385 on January 31, 1998.

        Transitional Small Business Disclosure Format.  Yes          No   X
                                                            -----       -----

================================================================================

WILSHIRE TECHNOLOGIES, INC.

--------------------------------------------------------------------------------
Annual Report on Form 10-KSB - November 30, 1997
--------------------------------------------------------------------------------

PART I                                                                      PAGE
--------------------------------------------------------------------------------
Item 1.    Description of Business                                            2

Item 2.    Description of Property                                            5

Item 3.    Legal Proceedings                                                  5

Item 4.    Submission of Matters to a Vote of Security Holders                6

--------------------------------------------------------------------------------
PART II
Item 5.    Market for Common Equity and Related Stockholder Matters           7

Item 6.    Management's Discussion and Analysis or Plan of Operation          7

Item 7.    Financial Statements                                              11

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                               26

--------------------------------------------------------------------------------
Part III
--------------------------------------------------------------------------------

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                 27

Item 10.   Executive Compensation                                            27

Item 11.   Security Ownership of Certain Beneficial Owners and Management    27

Item 12.   Certain Relationships and Related Transactions                    27

--------------------------------------------------------------------------------
Part IV
--------------------------------------------------------------------------------

Item 13.   Exhibits, List and Reports on Form 8-K                            28

--------------------------------------------------------------------------------

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

Wilshire Technologies, Inc. (the "Company"), incorporated in California on October 17, 1990, develops, manufactures and markets engineered polymer products for industrial clean room use. The Company, based in Carlsbad, California, markets its products through its Wilshire Contamination Control Division, and manufactures certain of its products in its wholly-owned subsidiary, Wilshire International de Mexico S.A. de C.V. During 1996, the Company divested its Medical Products and Transdermal Products divisions, and has since focused primarily on products used in industrial clean rooms, such as gloves and contamination control products.

MARKET OVERVIEW

The need for extraordinary cleanliness in various manufacturing and high-technology processes has resulted in a requirement for products to be manufactured in Class 1, 10 and 100 clean rooms. The Company markets swabs, wipers and other disposable products used to help reduce particulate contamination in the semiconductor, disk drive and microelectronics industry clean rooms, which help to increase the yield and effectiveness of the manufactured products. The Company also manufactures and markets a proprietary synthetic glove for use in clean rooms in both the electronics and medical industries. Disposable supplies used in clean rooms consist predominantly of garments, gloves, swabs and wipers. Traditionally, most clean room suppliers have adapted existing products from other applications, e.g., medical, which may have inherent limitations. The Company intends to satisfy the needs of clean room operators with advanced products designed and manufactured specifically for clean room use.

CONTAMINATION CONTROL PRODUCTS

The Company specializes in the development, manufacture and marketing of disposable cleaning and contamination control products for use in clean rooms. A "clean room" is an environment in which particulate fluid and biological contaminants are monitored and controlled. In the microelectronics, semiconductor and aerospace industries, clean rooms are essential to the manufacturing process to prevent minute particles from contaminating sensitive and expensive products. In the pharmaceutical, biotechnology and medical device industries, clean rooms are used to reduce the level of particulate and biological contamination ("bioburden") or to ensure the sterility and pyrogen-free nature of products. Clean rooms are classified according to the allowable level of particulate contamination per cubic foot. A "Class I " clean room may have just one particle of more than 0.5 microns per cubic foot.

The Company uses engineered materials and proprietary polyurethane formulations to produce products specifically for the requirements of Class I, 10 and 100 clean rooms. For these clean rooms, the particulate compliance requirements are extremely stringent, and the total cost of disposables represents only a small percentage of the total cost of the customer's manufactured product. Clean room users are generally willing to pay premium prices for products which reduce particulate contamination, thereby reducing labor costs and increasing the yields of their manufactured products. All of the Company's products are sold under its brand names, including UltraSORB(R) and UltraSOLV(TM). The Company has received one patent and applied for a second patent on hydrophilic foam articles and cleaning methods for clean rooms including all UltraSOLV(TM) and UltraSORB(R) products. Also, the Company has filed for a patent for the manufacture of hydrophilic polyurethane foams.

Wipers. Clean room personnel use wipers for many applications, including the cleaning of manufacturing and processing equipment and production components, the decontamination of work surfaces and the removal of solvent or acid spills. The most important considerations in the selection of the proper wiper are the level of potential contamination contributed by the wiper, the wiper's absorbency and its cost. Since no wiper material is best for all purposes, the Company markets a variety of clean room wipers made of polyester and polyurethane, covering a wide range of characteristics, under its various brand names such as UltraSORB(R), UltraSOLV(TM) and PolyClean(TM).

During 1993, the Company introduced its first wiper made of its UltraSORB(R) material. Management believes that UltraSORB(R) is the first polyurethane foam wiper that is hydrophilic. i.e., able to absorb water and other aqueous solutions. These wipers provide the highly-absorbent, particle-trapping performance and abrasion-resistance of the UltraSORB(R) material at a price competitive with that of other foam wipers. The UltraSORB(R) wipers are processed and packaged using proprietary methods in a Class 10 clean room to ensure that the wipers have an initial low-particulate level.

Swabs. The Company markets a broad range of clean room swabs fabricated from various materials including polyurethane foam. Swabs are used to clean surface areas when a wiper is too large or when a wiper would add more particulate contamination than a swab. The important considerations in swab selection are the level of particulate contamination, absorbency and cost. Although cotton swabs dominate the market due to lower cost and higher absorbency, cotton tends to degenerate during use, thereby increasing the likelihood of contaminating the clean room and the materials being produced in the clean room. Typically, users in Class I and 10 clean rooms purchase synthetic swabs because their non-shedding, non-friable nature offers superior cleanliness, while users in Class 100-10,000 clean rooms purchase significantly more cotton swabs due to their lower cost and higher absorbency.

To meet the demand for an absorbent, clean, synthetic swab, the Company has developed a line of swabs fabricated from its UltraSORB(R) polyurethane material. Similar to the UltraSORB(R) wiper, the UltraSOLV(TM) swab is the first polyurethane-foam swab that is hydrophilic and meets Class 1 and Class 10 specifications. UltraSORB(R) has an open cellular structure which is highly-absorbent and has excellent particle trapping capability. Also, because of its abrasion resistance, the UltraSORB(R) material does not generate particulate contamination during use.

GLOVES

Virtually all of the gloves purchased in the United States for use in Class 1, 10 and 100 clean rooms during 1995 were latex or polyvinyl chloride ("PVC") medical gloves post-processed to be cleaner than the typical hospital or surgeon's glove. Latex-based and PVC-based gloves have several disadvantages:
(1) the gloves are prone to deterioration during use, thereby generating excessive particulate contamination; (2) the gloves are not breathable; and (3) users may suffer from latex sensitivity. The Company has developed the DuraCLEAN(R) clean room glove composed of a proprietary polyurethane material which the Company believes addresses these problems. The Company has been testing these gloves with several major semiconductor customers and is currently operating a developmental glove plant in Tijuana, Mexico to supply test sites.

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

MANUFACTURING

The Company purchases UltraSORB(R), the breathable, hydrophilic polyurethane foam currently used in its swabs and wipers, from Time Release Sciences, Inc. Management believes that it can secure an alternative source of supply if required. Further, Management believes that satisfactory substitutes can be developed, over time, for use in its UltraSORB(R) products should the foam cease to be available.

Certain of the Company's products are made for the Company by Advanced Materials Group, Inc. ("Advanced Materials"). Although the Company expects to encounter no difficulties in obtaining products from Advanced Materials, it believes that it could manufacture those products itself or have them manufactured by any of a number of other foam fabricators. The foam products industry has several major fabrication suppliers, one of which is Advanced Materials. Because competition among these companies is intense, the prices charged by Advanced Materials to the Company must be competitive.

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

SALES, MARKETING AND DISTRIBUTION

The Company's swabs, wipers, gloves and other specialty products are marketed directly to end-users through a limited number of internal sales personnel and are sold through international, national and regional distributors. During 1997, the Company sold approximately 49% of its products to VWR Scientific Products and approximately 14% of its products through international distributors.

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

The Company believes the clean room market has a large number of competitors, some of which, such as Johnson & Johnson are much larger than the Company. Other competitors include Texwipe, Berkshire Corporation, Contec Inc., Kimberly Clark Corp., VWR Scientific and Edmont Fab Tek.

A number of major corporations manufacture and sell latex and non-latex gloves to the clean room and medical markets. These include Baxter International, Johnson and Johnson, Smith and Nephew, and Ansell.

EMPLOYEES

As of November 30, 1997, the Company had 18 full-time employees, of whom 7 were employed in manufacturing and shipping, 4 in sales and marketing, 1 in research, development and engineering, and 6 in administration.

ITEM 2.  DESCRIPTION OF PROPERTY.

In March 1993, the Company signed a five-year lease for a 19,000-square-foot facility in Carlsbad, California. The building included office space for the Company's administration functions, warehouse space, and space for future manufacturing of clean room products. Under the terms of the lease, the Company paid rent of approximately $12,400 per month. In September, 1994, the Company moved to a 5,000 square-foot facility in Carlsbad under a three-year lease and sublet the original facility for approximately $11,400 per month. Under the terms of the lease, the Company paid approximately $4,500 per month for the smaller facility. The Company extended the termination date of the three-year lease through November 30, 1997, and then moved its employees and personal property to its new Carlsbad facility described below.

During 1997, the Company subleased 16,500 square feet of warehouse and office space in Dallas, Texas from Acacia Laboratories of Texas, Inc. ("Acacia") under the terms of a Purchase of Assets and Assumption of Sublease Agreement described in Note 10 of the notes to the financial statements. The Company subleased its portion of the facility for approximately $4,500 per month. The sublease expired on November 30, 1997, and the Company moved its inventory and other personal property to its new Carlsbad facility described below.

In August 1997, the Company completed a five-year Lease Agreement with Messrs. Frank Naliboff and Nathan Morton for a 25,500 square-foot office and warehouse facility in Carlsbad, California. Under the terms of the lease, the Company will pay rent of $17,500 per month for the first year, beginning January 1, 1998 with annual rent adjustments of $500 per month in each of the following four years. The lease expires on December 31, 2002 and can be renewed by mutual agreement of the parties.

The Company subleases 10,000 square feet of manufacturing space in Tijuana, Mexico from Advanced Barrier Technologies Inc. ("ABT"). The Company pays rent, utilities, and related service charges for the space of $7,500 per month, based on a manufacturing and supply agreement with ABT. In the second quarter of 1998, the Company plans to move its equipment and personal property from this space to its new Tijuana facility described below.

In November 1997, the Company completed a five-year Lease Agreement with Mr. Rafael Mizrachi for a 23,500 square foot manufacturing facility and a 15,000 square foot adjacent lot in Tijuana, Mexico. Under the terms of the lease, the Company will pay rent of $10,000 per month for the first year beginning January 1, 1998, with annual rent adjustments for the San Diego area Consumer Price Index. The lease expires on December 31, 2002 and can be renewed by mutual agreement of the parties.

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

The Company believes it has several layers of protection from exposure in these cases. First, the Company and Wilshire Foam carried insurance. Second, recent developments in the MDL and in related negotiations have resulted in the probable resolution of most of the pending and possible future claims against the Company. Third, there are a great number of co-defendants, some of which are large corporations with significant resources, that may be required to contribute to any award or indemnify the Company. Fourth, the Company has asserted a number of legal defenses in the lawsuits as described below. Fifth, these claims relate to products sold prior to the acquisition of Wilshire Foam, in which product liabilities were expressly not assumed and the Company was indemnified by the shareholders of Wilshire Foam. In many, if not most of the cases, the Company believes it did not sell any product to the implant manufacturers in question or during the relevant time period. The Company has been dismissed by approximately 2000 plaintiffs because it was shown that a Wilshire Foam product was not involved or in connection with a related resolution of the case. This litigation is discussed fully in Note 6 of the notes to the financial statements, which is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act (Proxy Statement dated August 15, 1997) for the Annual Meeting of Shareholders held on September 26, 1997. The only matter submitted to the shareholders was the election of five directors. There was no solicitation in opposition to management's nominees for directors, listed in the Proxy Statement. The number of shares entitled to vote at the meeting was 12,943,385. Of these 12,499,198 were represented. Holders of 22,945 shares withheld voting authority. All nominees were elected by the affirmative vote of 12,476,253 shares.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was initially quoted on NASDAQ under the trading symbol "WITE". On March 9, 1993, the Company began trading on the American Stock Exchange ("AMEX") under the trading symbol "WIL". On December 19, 1996, the AMEX filed an application to delist the Company's common stock from the AMEX because the Company had not met certain financial guidelines necessary for continued listing. The final day of trading was Friday, January 17, 1997. On Monday, January 20, 1997, the Company's common stock was quoted and traded on the OTC Bulletin Board ("OTCBB") under the symbol "WILK". On January 31, 1998, there were approximately 120 holders of record of the Company's Common Stock and in excess of 500 beneficial holders. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

The following table sets forth by fiscal quarters the high and low daily closing sales prices quoted for one share of the Company's Common Stock on the AMEX in FY1996 and on the AMEX and OTCBB in FY1997.

    FY1996                                  HIGH           LOW
    ------                                  ----          ----
        First Quarter                       1-5/16        1/2
        Second Quarter                      1-5/8         1
        Third Quarter                       2-1/4         1-1/4
        Fourth Quarter                      1-3/4         1

    FY1997
        First Quarter                       1-3/16        3/8
        Second Quarter                      15/16         7/16
        Third Quarter                       15/16         19/32
        Fourth Quarter                      1-1/16        7/16

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS.

OVERVIEW

The Company achieved two record $1 million sales quarters in 1997 and made significant progress to increase production capacity and reduce costs for both gloves and contamination control products. In some of the major accomplishments of 1997, the Company:

        o Began producing gloves at the rate of 20,000 pairs of gloves per month at a significantly lower cost on the developmental glove equipment moved from the UK to Tijuana, Mexico in 1996.

        o Ordered the equipment for the first full scale glove production line, which will have an estimated capacity of over 800,000 pairs of gloves per month.

        o Completed a development and supply agreement for an improved glove polymer.

        o Leased a larger facility in Tijuana, Mexico which has space for two full-scale glove production lines and the developmental glove equipment, as well as space to manufacture certain of its contamination control products.

        o Completed a distributor agreement for Singapore, Malaysia, Thailand and Indonesia, to better service the Company's customers in Southeast Asia.

        o Transferred its contamination control swab manufacturing equipment from Texas to Tijuana, Mexico, thus lowering future production costs.

        o Relocated its warehouse operation from Texas to Carlsbad, California into a combined facility with its headquarters office, saving the Company the time and expense of maintaining two facilities and related freight costs.

In 1998, the Company will focus on increasing glove sales with the objective of operating the glove production line at the rate 400,000 pairs per month by the fourth quarter of 1998. Also, cost reduction efforts will continue with the transfer of some additional contamination control operations to Tijuana, Mexico.

From time to time the Company may report, through its press releases and/or Securities and Exchange Commission filings, certain forward-looking statements that are subject to risks and uncertainties. Important factors that could cause actual results to differ materially from those projected by such forward-looking statements are set forth in Exhibit 99 to the Annual Report on Form 10-KSB for the year ended November 30, 1996, which is herein incorporated by reference. These include operating losses, liquidity, reliance on major distributors, new product development, competition, technological change, patents, trade secrets, product liability, dependence on key suppliers, and dependence on key personnel.

RESULTS OF OPERATIONS

NET SALES

The Company markets products directly to end users through an internal sales force utilizing outside distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net Sales increased by $56,000 (1.6%) to $3,459,000 in 1997 from $3,403,000 in
1996, due to increased sales of contamination control products. Increased sales of wipers offset a decline in sales of swabs in 1997 versus 1996.

GROSS PROFIT

Gross profit decreased by $102,000 to $436,000 in 1997 from $538,000 in 1996, primarily due to a wiper supplier price increase during 1997 which increased cost of sales by $279,000. Also, costs of the developmental glove plant unfavorably affected gross profit. Gross profit margin as a percent of sales decreased to 12.6% in 1997 from 15.8% in 1996. Excluding the impact of the supplier price increase and the glove sales and cost of sales on gross profit, the gross profit margin as a percentage of sales was 30.0% in 1997, and 27.5% in 1996.

The Company has taken action to address the supplier price increase by increasing selling prices on the affected products to the extent possible, and transferring as much of the manufacturing process as possible to other lower cost suppliers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

Selling, general and administrative expenses decreased $603,000 (24.0%) to $1,911,000 in 1997 from $2,514,000 in 1996, primarily due to reductions in personnel, lower professional fees, and non-recurring expenses in 1996 related to the move of the developmental glove plant from the U.K. to Mexico.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $64,000 (12.8%) to $437,000 in 1997 from $501,000 in 1996 primarily due to the divestiture of the Transdermal Products business. As a percentage of sales, research and development expenses were 12.6% in 1997, compared to 14.7% in 1996.

OTHER INCOME (EXPENSE), NET

The other income in 1996 was related to the gain recognized from the payment of the note receivable by Advanced Materials (see Note 3 to notes to the consolidated financial statements).

INTEREST INCOME (EXPENSE), NET

The Company recognized net interest expense of $309,000 in 1997 and $125,000 in 1996. The interest expense was related primarily to the line of credit with Trilon Dominion Partners, LLC ("Trilon Dominion") (see Note 4 to notes to the consolidated financial statements).

INCOME TAXES

For the fiscal years ended November 30, 1997 and 1996, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1997 and 1996.

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

During 1996 and 1997, the Company has not generated sufficient cash from operations to fund its working capital requirements. Net cash used in operating activities was $1,666,000 in 1997 versus $3,035,000 in 1996. The decrease in the cash used in operating activities in 1997 was primarily due to a decrease in losses in 1997, and to payment of past due accounts payable in 1996.

Net cash used in investing activities was $636,000 in 1997 versus $509,000 provided by investing activities in 1996, primarily due to the purchase of equipment in 1997.

Net cash provided by financing activities was $2,250,000 in 1997 versus $2,697,000 in 1996. Debt financing in 1997 and 1996 was obtained from Trilon Dominion. The details of the debt financing are provided in Note 4 to the consolidated financial statements.

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

Also, on January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1 million secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest was payable monthly at a rate of prime plus 3.75%. The Agreement was amended on June 30, 1996, September 30, 1996, April 15, 1997, and September 19, 1997, to a current credit line of $4 million and a termination date of June 30, 1998. See Note 4 to the consolidated financial statements for details of the Agreement and Amendments.

On July 3, 1996, pursuant to a Release Agreement, Advanced Materials paid the Company $1,190,000 in full and final payment of all remaining principal and interest on the amended and restated secured subordinated promissory note dated November 23, 1993.

On June 30, 1996, pursuant to a Purchase of Assets and Assumption of Sublease Agreement, the Company sold certain assets of the Wilshire Medical Products division ("WMP") to Acacia Laboratories of Texas, Inc. The sale price of $1,082,000 consisted of $200,000 cash at closing, $342,000 in accounts receivable to be collected by the Company, and $540,000 in a secured, fully amortized, 36 month promissory note in favor of the Company, bearing interest at the rate of 5% per annum.

On January 7, 1998, and on February 17, 1998, the Company and Trilon Dominion completed Demand Notes, each for $250,000 at an interest rate of 12.25%, to fund the Company's ongoing operations until a new credit facility can be completed.

As of January 31, 1998, the Company has used its current credit facilities and anticipates continuing negative cash flow through at least the first half of fiscal year 1998. Management is negotiating the terms of a new credit facility with Trilon Dominion which will fund the remaining equipment purchases and the Company's ongoing operations. It is expected this facility also will include the $4 million credit line and the two $250,000 Demand Notes mentioned above, and will have a termination date of December 31, 1998. Trilon Dominion, the Company's largest shareholder with over 72% of the shares outstanding, has continued to provide financial support to the Company during 1997, and management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 1998.

YEAR 2000

The Company has received assurance from the suppliers of its computer software that the versions the Company will be provided in 1998 for its accounting and materials management functions are in compliance with Year 2000 requirements. The Company expects that the cost of complying with Year 2000 requirements will not have a material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS.



                   Index to Consolidated Financial Statements


                     Years ended November 30, 1997 and 1996



                                      Index


Report of Ernst & Young LLP, Independent Auditors.............................12


Audited Financial Statements

Consolidated Balance Sheets...................................................13
Consolidated Statements of Operations.........................................14
Consolidated Statements of  Shareholders' Equity (Net Capital Deficiency).....15
Consolidated Statements of Cash Flows.........................................16
Notes to Consolidated Financial Statements....................................17

                Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Shareholders
Wilshire Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Wilshire Technologies, Inc. as of November 30, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity (net capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilshire Technologies, Inc. at November 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                       ERNST & YOUNG LLP


San Diego, California
January 9, 1998

                           WILSHIRE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        November 30,
                                                               ------------------------------
                                                                   1997              1996
                                                               ------------      ------------
ASSETS (Note 4)
Current assets:
    Cash                                                       $    137,000      $    189,000
    Accounts receivable trade, less allowance for doubtful
       accounts of $5,000 and $17,000 at November 30,
       1997 and  November 30, 1996, respectively                    335,000           571,000
    Inventories (Note 2)                                          1,037,000           591,000
    Current portion of note receivable (Note 9)                     198,000           204,000
    Other current assets                                            262,000           231,000
                                                               ------------      ------------
Total current assets                                              1,969,000         1,786,000

Property and equipment, less accumulated depreciation (Note 2)    1,293,000           723,000
Note Receivable from the sale of discontinued business
    less current portion (Note 9)                                   111,000           280,000
Goodwill, less accumulated amortization of $323,000
    and $281,000 at November 30, 1997 and November 30,
    1996, respectively                                              419,000           461,000
Patents and trademarks, net                                         115,000           104,000
                                                               ------------      ------------
                                                               $  3,907,000      $  3,354,000
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
    Accounts payable                                           $    625,000      $    393,000
    Accrued expenses                                                372,000           454,000
    Interest payable                                                330,000            31,000
    Line of credit (Note 4)                                       3,750,000         1,500,000
                                                               ------------      ------------
Total current liabilities                                         5,077,000         2,378,000

Commitments and contingencies (Note 6)
Shareholders' equity (net capital deficiency) (Note 8)
    Preferred stock, no par value, 2,000,000 shares
       authorized and none issued and outstanding                        --                --
    Common stock, no par value, 50,000,000 shares
       authorized; 12,943,385 shares issued and
       outstanding at November 30, 1997 and
       November 30, 1996, respectively                           25,907,000        25,857,000
    Common stock warrants                                           301,000           275,000
    Accumulated deficit                                         (27,378,000)      (25,156,000)
                                                               ------------      ------------
Total shareholders' equity (net capital deficiency)              (1,170,000)          976,000
                                                               ------------      ------------
                                                               $  3,907,000      $  3,354,000
                                                               ============      ============



                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Years Ended November 30,
                                                      ------------------------------
                                                          1997              1996
                                                      ------------      ------------
Continuing operations:
    Net sales                                         $  3,459,000      $  3,403,000
    Cost of sales                                        3,023,000         2,865,000
                                                      ------------      ------------
    Gross profit                                           436,000           538,000

    Operating expenses:
       Marketing and selling                               568,000           589,000
       General and administrative                        1,343,000         1,925,000
       Research and development                            437,000           501,000
                                                      ------------      ------------
    Total operating expenses                             2,348,000         3,015,000
                                                      ------------      ------------

    Loss from operations                                (1,912,000)       (2,477,000)
    Other income (Note 3)                                       --           190,000
    Interest income (expense), net                        (309,000)         (125,000)
                                                      ------------      ------------
    Loss before provision
       for state income taxes                           (2,221,000)       (2,412,000)

    Provision for state income taxes - current               1,000             1,000
                                                      ------------      ------------

    Loss from continuing operations                     (2,222,000)       (2,413,000)

Gain (loss) from discontinued operations (Note 9)               --            19,000
                                                      ------------      ------------

Net loss                                              $ (2,222,000)     $ (2,394,000)
                                                      ============      ============

Weighted average shares outstanding                     12,943,000        12,102,000
                                                      ============      ============

Loss per share:
    Loss from continuing operations                   $      (0.17)     $      (0.20)
    Loss from discontined operations                            --                --
                                                      ------------      ------------
    Net loss per share                                $      (0.17)     $      (0.20)
                                                      ============      ============





                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                     YEARS ENDED NOVEMBER 30, 1997 AND 1996


                                      Common stock        Common stock warrants
                                ------------------------  ---------------------  Accumulated
                                  Shares       Amount      Warrants    Amount      deficit         Total
                                -----------  -----------  ----------  ---------  ------------   -----------
Balances - November 30, 1995      4,490,455  $17,071,000   4,180,000  $ 418,000  $(22,762,000)$  (5,273,000)

    Exchange Agreement            8,441,430    8,779,000  (1,430,000)  (143,000)           --     8,636,000

    Issuance of warrants                 --           --     225,000         --            --            --

    Exercise of options              11,500        7,000          --         --            --         7,000

    Net loss                             --           --          --         --    (2,394,000)   (2,394,000)
                                -----------  -----------  ----------  ---------  ------------   -----------
Balances - November 30, 1996     12,943,385   25,857,000   2,975,000    275,000   (25,156,000)      976,000

    Issuance of warrants                 --           --     375,000     26,000            --        26,000

    Contribution to capital              --       50,000          --        ---            --        50,000

    Net loss                             --           --          --         --    (2,222,000)   (2,222,000)
                                -----------  -----------  ----------  ---------  ------------   -----------
Balances - November 30, 1997     12,943,385  $25,907,000   3,350,000  $ 301,000  $(27,378,000)  $(1,170,000)
                                ===========  ===========  ==========  =========  ============   ===========





                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Years Ended November 30,
                                                              -----------------------------
                                                                 1997              1996
                                                              -----------       -----------
OPERATING ACTIVITIES
Net loss                                                      $(2,222,000)      $(2,394,000)
Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                            234,000           425,000
         Provision for loss on accounts receivable                (12,000)          (12,000)
         Loss on disposal of equipment                             38,000                --
         Expense paid by majority shareholder                      50,000                --
         Warrants issued to majority shareholder and
           suppliers                                               26,000                --
         Gain on sale of discontinued operations                       --           (19,000)
         Gain on settlement of note receivable                         --          (190,000)
         Net change in operating assets and liabilities:
            (Increase) decrease in accounts receivable            248,000          (206,000)
            (Increase) decrease in inventories                   (446,000)          182,000
            Increase in other current assets                      (31,000)           (1,000)
            Increase (decrease) in accounts payable and
             accrued expenses                                     150,000          (851,000)
            Increase in interest payable                          299,000            31,000
                                                              -----------       -----------
Net cash used in operating activities                          (1,666,000)       (3,035,000)
                                                              -----------       -----------

INVESTING ACTIVITIES
Purchase of equipment                                            (792,000)         (201,000)
Proceeds from sale of discontinued operations                          --           256,000
Decrease in note receivable from sale of discontinued
  operations                                                      175,000                --
(Increase) decrease in other assets                               (19,000)          454,000
                                                              -----------       -----------
Net cash (used in) provided by investing activities              (636,000)          509,000
                                                              -----------       -----------

FINANCING ACTIVITIES
Proceeds from line of credit                                    2,250,000         1,500,000
Proceeds from settlement of note receivable                            --         1,190,000
Proceeds from exercise of stock options                                --             7,000
                                                              -----------       -----------
Net cash provided by financing activities                       2,250,000         2,697,000
                                                              -----------       -----------

NET INCREASE (DECREASE) IN CASH                                   (52,000)          171,000
CASH - BEGINNING OF PERIOD                                        189,000            18,000
                                                              -----------       -----------
CASH - END OF PERIOD                                          $   137,000       $   189,000
                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

In January, 1996, the Company completed an Exchange Agreement with Trilon Dominion Partners,LLC pursuant to which the Company exchanged long-term debt and accrued interest for common stock (Note 4).

In June, 1996, the Company completed the sale of certain assets of the Medical Products division (Note 9).


                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Wilshire Technologies, Inc. (the "Company") develops, manufactures and markets engineered polymer products for industrial clean room use. The Company, based in Carlsbad, California, markets its products through its Wilshire Contamination Control Division, and manufactures certain of its products in its wholly-owned Mexican subsidiary, Wilshire International de Mexico S.A. de C.V. During 1996, the Company divested its Medical Products and Transdermal Products divisions and has since focused primarily on products used in industrial clean rooms, such as gloves and contamination control products.

BASIS OF PRESENTATION

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. The Company is attempting to raise additional capital to fund its ongoing operations and capital requirements, and management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 1998.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

In March 1996, the Board of Directors authorized management to proceed with the sale of the assets of the Medical Products division which was completed on June 30, 1996, pursuant to a Purchase of Assets and Assumption of Sublease Agreement with Acacia Laboratories of Texas, Inc., (See Note 9). The disposition of this business has been accounted for as a discontinued operation.

INVENTORIES

Inventories are stated at the lower of first in, first out cost or market.

REVENUE RECOGNITION

Sales are recognized when the product is shipped and customer acceptance is received pursuant to applicable customer contracts or purchase orders.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The actual results could differ from those estimates.


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated on a straight-line basis over their estimated useful lives, which range from three to seven years. Property and equipment under capital leases are amortized over the life of the asset or the term of the lease, whichever is shorter.

INTANGIBLE ASSETS

Goodwill is being amortized over 17 years. For the years ended November 30, 1997 and 1996, amortization was $42,000 and $61,000, respectively.

CONCENTRATION OF CREDIT RISK

Sales to a national distributor accounted for 49% and 33% of total sales during 1997 and 1996, respectively. Otherwise, the Company's customers are dispersed across different industries and geographic locations. The Company reviews a potential customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Management does not believe significant credit risks exist.

LOSS PER SHARE

Net loss per common share in fiscal 1997 and 1996 was computed using the weighted average number of common shares outstanding during the period which excludes all common equivalent shares since they are antidilutive.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which is required to be adopted for fiscal years and interim periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic net loss per share, the dilutive effect of common stock equivalents will be excluded during profitable reporting periods. The adoption of this statement is not expected to have a material impact, since the Company has reported losses and the impact of common stock equivalents is not included in the net loss per diluted share calculations as their effect is antidilutive.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Segment Information. Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not believe that comprehensive income or loss will be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and does not believe adoption of this standard will have a material impact on the Company's financial statements.

STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations ("APB 25"), in accounting for its employee stock options. Under APB 25, when the exercise price of the Company's employee stock options is not less than the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

2.  FINANCIAL STATEMENTS INFORMATION

Inventories consist of the following:

                                                      NOVEMBER 30,
                                             ------------------------------
                                                1997                1996
                                             ----------          ----------
     Raw materials                           $  156,000          $  141,000
     Work in process                            265,000             175,000
     Finished goods                             616,000             275,000
                                             ----------          ----------
                                             $1,037,000          $  591,000
                                             ==========          ==========

Property and equipment consist of the following:

                                                                NOVEMBER 30,
                                                        ----------------------------
                                                           1997             1996
                                                        -----------      -----------
     Machinery and equipment                            $ 1,008,000      $   885,000
     Furniture and office equipment                         370,000          350,000
     Leasehold improvements                                  45,000           87,000
     Construction in progress                               648,000           38,000
                                                        -----------      -----------
                                                          2,071,000        1,360,000
     Less accumulated depreciation and amortization        (778,000)        (637,000)
                                                        ===========      ===========
                                                        $ 1,293,000      $   723,000
                                                        ===========      ===========

3. NOTES RECEIVABLE

Pursuant to the sale of its Medical Products division on June 30, 1996, the Company received a $540,000 secured note, payable over 36 months, and bearing interest at a rate of 5% per annum (see Note 9).

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

4.  LINE OF CREDIT

On January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1,000,000 secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest was payable monthly at a rate of prime plus 3.75%. In connection with the loan, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.75 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on January 5, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable when the Company and Trilon Dominion amended the Agreement to extend the termination date of the Agreement to December 31, 1996. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price of $1.75 per share and it expires on January 5, 2001. The holder of each of such five-year warrants may, without payment to the Company, convert the warrant in whole or in part into shares of the Company's common stock having a market value equal to the difference between (x) the market value per share of common stock multiplied by the number of warrants that are converted and (y) the warrant exercise price, multiplied by the number of warrants that are converted.

The Agreement was amended further on September 30, 1996, April 15, 1997, and September 19, 1997. Each amendment increased the credit line by $1,000,000, up to a total of $4,000,000, and extended the termination date, up to the current termination date of June 30, 1998. Trilon Dominion received a warrant to purchase 100,000 shares at the market price with each credit line increase, and a warrant to purchase 25,000 shares at the market price with each termination date extension. Warrants for 225,000 shares were issued in each of fiscal years 1996 and 1997. The Company recorded the estimated fair value of the warrants issued in fiscal year 1997 at $0.07 per underlying common share with a corresponding charge to earnings of $16,000 in fiscal 1997.

5.  INCOME TAXES

At November 30, 1997, the Company had federal net operating loss carryforwards of approximately $17,330,000 which will begin to expire in 2006 unless previously utilized. In addition, the Company had California and Texas net operating loss carryforwards of approximately $13,228,000 which began to expire in 1997 (approximately $1,961,000 expired in 1997). Research and development tax credits of $92,000 will begin to expire in 2009.

As a result of ownership changes that occurred in February 1993 from a private placement of common stock and in January 1996 from the exchange of common stock for the outstanding debt and accrued interest, the Company's federal net operating loss carryforwards will be subject to an annual limitation regarding utilization against taxable income in future periods. The Company estimates that approximately $6,800,000 of its federal net operating loss carry forward will be unavailable for future tax benefit. Accordingly, the federal tax net operating loss carry forward has been reduced, including the related deferred tax asset.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Due to the uncertainty surrounding future realization of favorable tax attributes, a valuation allowance was recorded against deferred tax assets. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                   YEARS ENDED NOVEMBER 30
                                                    1997             1996
                                                 -----------      -----------
     Deferred tax assets:
     Depreciation and amortization               $    18,000      $    44,000
     Installment Sale                              1,058,000        1,007,000
     Warrants                                        113,000          108,000
     Accrued liabilities                              87,000           32,000
     Inventory reserves                               24,000          180,000
     Other                                           220,000          141,000
     Net operating loss carryforwards              6,696,000        5,959,000
                                                 -----------      -----------
     Total deferred assets                         8,216,000        7,471,000
     Valuation allowance for deferred assets      (8,216,000)      (7,471,000)
                                                 ===========      ===========
     Net deferred tax assets                     $        --      $        --
                                                 ===========      ===========

The reconciliation of income tax computed at the federal statutory tax rate to income tax expense for the years ended November 30, 1997 and 1996 are as follows:

                                          YEARS ENDED NOVEMBER 30
                                       1997                      1996
                               ----------------------    ----------------------
                                 Amount    Percentage      Amount    Percentage
                                 ------    ----------      ------    ----------
Tax at Federal Rate            $ 761,000      34%        $ 821,000       34%
Change in Valuation Allowance   (761,000)     34%         (821,000)      34%
                               ----------------------    ----------------------
                               $      --      --%        $      --       --%
                               ----------------------    ----------------------

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

The Company believes it has several layers of protection from exposure in these cases. First, as described in greater detail below, the Company and Wilshire Foam carried insurance. Second, also discussed below, recent developments in the MDL and in related negotiations have resulted in the probable resolution of most of the pending and possible future claims against the Company. Third, there are a great number of co-defendants, some of which are large corporations with significant resources, that may be required to contribute to any award or indemnify the Company. Fourth, the Company has asserted a number of legal defenses in the lawsuits as described below. Fifth, these claims relate to products sold prior to the acquisition of Wilshire Foam, in which product liabilities were expressly not assumed and the Company was indemnified by the shareholders of Wilshire Foam. In many, if not most of the cases, the Company believes it did not sell any product to the implant manufacturers in question or during the relevant time period. The Company has been dismissed by approximately 2000 plaintiffs because it was shown that a Wilshire Foam product was not involved or in connection with a related resolution of the case.

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

EQUIPMENT SUPPLY AGREEMENTS
In 1997, the Company completed two equipment supply agreements related to its proprietary polyurethane glove. The first agreement provides for ACC Automation Company (ACC), located in Akron, Ohio to manufacture an automated glove-dipping line for the Company at a cost of $1,000,000. ACC is a major designer and manufacturer of glove-dipping equipment. The Company will make payments to ACC based on the accomplishment of agreed milestones.

The second agreement provides for the Vara International division of Calgon Carbon Corporation (VARA) to manufacture a glove polymer solvent recovery system for the Company at a cost of $942,000. The system will permit the recycling of solvent used with the glove polymer, significantly reducing the raw material costs of the glove. The Company will make payments to VARA based on the accomplishment of agreed milestones.

CONTINGENT LIABILITIES RELATED TO THE SALE OF THE GENERAL FOAM DIVISION
The Company remains contingently liable for certain deferred compensation due through 2025 aggregating $1,238,000 in connection with the sale of the general foam division to Advanced Materials effective on November 30, 1992.

LEASE COMMITMENTS

The following is a schedule of the future minimum rental payments required under operating leases which have remaining non cancelable lease terms in excess of one year at November 30, 1997:

          1998                            $  455,000
          1999                               381,000
          2000                               341,000
          2001                               238,000
          2002                               233,000
          2003                                20,000
                                          ----------
              Total minimum payments      $1,668,000
                                          ==========

Rent expense was $337,000 and $301,000 for the years ended November 30, 1997 and 1996, respectively. During 1997, the Company received $98,000 of sublease rental income.

7.  SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

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

During 1997, Trilon Dominion paid $50,000 of the President and Chief Executive Officer's salary and did not charge the Company. The Company has recorded that amount as a contribution to capital and a corresponding charge to general and administrative expenses.

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

COMMON STOCK WARRANTS

On May 16, 1995 a Settlement Agreement was approved by the United States District Court for the Southern District of California between the Company and members of the Settlement Class in an "Amended Consolidated Class Action Complaint" against the Company. Under the Settlement Agreement, the Company issued warrants for 2,750,000 shares of common stock to the Settlement Class at an exercise price of $2.33 per share. The Company valued the warrants at $0.10 per underlying common share and recorded a charge to earnings of $275,000 in fiscal 1994. The Settlement Warrants are exercisable between November 28, 1999 and November 28, 2002, but only after the Company's common stock underlying the Settlement Warrants has been registered under the Securities Act of 1933.

On January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1,000,000 secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest was payable monthly at a rate of prime plus 3.75%. In connection with the loan, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.75 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on January 5, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable when the Company and Trilon Dominion amended the Agreement to extend the termination date of the Agreement to December 31, 1996. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price of $1.75 per share, and it expires on January 5, 2001.

The Agreement was amended further on September 30, 1996, April 15, 1997, and September 19, 1997. Each amendment increased the credit line by $1,000,000, up to a total of $4,000,000 and extended the termination date, up to the current termination date of June 30, 1998. Trilon Dominion received a warrant to purchase 100,000 shares at the market price with each credit line increase, and a warrant to purchase 25,000 shares at the market price with each termination date extension. Warrants for 225,000 shares were issued in each of fiscal years 1996 and 1997. The Company recorded the estimated fair value of the warrants issued to Trilon Dominion in fiscal year 1997 at $0.07 per underlying common share and recorded a corresponding charge to interest expense of $16,000 in fiscal 1997.

On September 18, 1997, the Company completed a Development and Supply Agreement for glove polymer with PTG Medical LLC, an affiliate of Polymer Technology Group, Inc. Under that Agreement, the Company issued a five-year warrant for 100,000 shares of common stock at an exercise price of $1.09, which was $0.25 above the average market price for the five days prior to the date of the Agreement.

On November 25, 1997 the Company completed a Lease Agreement for a manufacturing facility in Tijuana, Mexico with Mr. Rafael Mizrachi. Under that Agreement, the Company issued a five-year warrant for 50,000 shares of common stock at an exercise price of $0.60, which was the market price on the date of the Agreement.

The Company recorded the estimated fair value of the warrants issued to PTG Medical LLC and Mr. Rafael Mizrachi in fiscal year 1997 at $0.07 per underlying common share and recorded a corresponding charge to earnings of $10,000 in fiscal 1997.

STOCK OPTIONS

On April 27, 1992, the Company's Board of Directors approved a stock option plan for 150,000 options ("the 1992 Plan") and on December 1, 1993, approved a second stock option plan for 250,000 options ("the 1993 Plan"). On December 6, 1994, the Board of Directors approved a third stock option plan ("the 1995 Plan") for options on 500,000 shares. The 1995 Plan was approved by the shareholders at the Annual Meeting on August 1, 1995. An amendment to the 1995 Plan was approved by the shareholders at the Annual Meeting on May 20, 1996, to increase the number of shares that may be issued under such plan to 1,750,000 shares. As of November 30, 1997, the following options were outstanding under each respective Stock Option Plan: 2,000 under the 1992 Plan, 24,000 under the 1993 Plan, and 869,500 under the 1995 Plan. In addition, there were 280,000 options outstanding which were not issued under any of the above mentioned Plans.

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

On November 21, 1997 the Board of Directors approved a grant of stock options on 701,000 shares under the 1995 Plan at the market price on that date of $0.625 per share which included options on 157,500 new shares, and options on 543,500 shares to the Company's employees who were willing to surrender their currently owned options.

A summary of stock option activity is as follows:


                                                        Weighted
                                         Number      Average Exercise
                                       of Shares     Price Per Share
                                       ---------     ---------------
Outstanding at November 30, 1995       1,261,082          3.08
        Granted....................      370,000          1.46
        Exercised..................      (11,500)         0.63
        Canceled...................     (213,982)         4.16
                                      ----------
Outstanding at November 30, 1996       1,405,600          2.51
        Granted....................      853,000          0.65
        Canceled...................   (1,083,100)         2.58
                                      ----------
Outstanding at November 30, 1997       1,175,500          1.10
                                      ==========

As of November 30, 1997, 1,106,500 shares are available for future grant under the Stock Option Plans.

Following is a further breakdown of the options outstanding as of November 30, 1997:

                                                                                     Weighted
                                   Weighted                                           Average
                                   Average         Weighted                          Exercise
  Range of                         Remaining        Average                          Price of
  Exercise          Options           Life         Exercise         Options           Options
   Prices         Outstanding       in Years         Price        Exercisable       Exercisable
   ------         -----------       --------         -----        -----------       -----------
    $0.50             20,000          8.03         $0.50            20,000            $0.50
     0.63            901,000          6.56          0.63           641,000             0.63
     0.75            126,000          4.56          0.75                 0             0.75
     0.84              6,000          4.58          0.84                 0             0.84
     0.88             15,000          7.92          0.88            10,000             0.88
     1.38              5,000          0.02          1.38             3,334             1.38
     1.44              2,500          0.02          1.44               833             1.44
     1.69              4,000          0.09          1.69             4,000             1.69
     1.75              4,000          0.09          1.75             4,000             1.75
     2.13              2,000          0.09          2.13             2,000             2.13
     5.88              2,000          0.09          5.88             2,000             5.88
     6.00             80,000          4.41          6.00            80,000             6.00
     6.25              4,000          0.09          6.25             4,000             6.25
    15.00              4,000          0.09         15.00             4,000            15.00
-----------        ---------          ----         -----           -------            -----
$0.50-15.00        1,175,500          6.08         $1.10           775,167            $1.32
===========        =========          ====         =====           =======            =====

Adjusted proforma information regarding net loss is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes method for option pricing with the following assumptions for 1997 and 1996: a risk free interest rate of 5.88%, a dividend yield of 0%, a weighted-average expected life of the option of three years and expected volatility of 60 percent.

For purposes of adjusted proforma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted proforma information is as follows:

                                                    Years Ended November 30,
                                                     1997              1996
                                                     ----              ----
Adjusted proforma net loss....................    $(2,564,000)      $(2,736,000)
Adjusted proforma net loss per share..........         $(0.20)           $(0.23)

The weighted average fair value of options granted during 1996 and 1997 was $1.17 and $0.98, respectively.

At November 30, 1997, 4,533,532, shares were reserved for the issuance of options and warrants.

8.  RELATED PARTY TRANSACTIONS

On November 30, 1997, the Company had short-term debt outstanding to Trilon Dominion of $3,750,000 plus accrued interest (see Note 4). In addition, Trilon Dominion owned 9,416,430 shares, or 72.8%, of the Company's common stock and warrants entitling it to purchase an additional 450,000 shares (before dilution adjustments). Mr. Ronald Cantwell, who is President of Trilon Dominion, has been a director and Chairman of the Board of the Company since December 6, 1996.

9.  DISCONTINUED OPERATIONS

On June 30, 1996, pursuant to a Purchase of Assets and Assumption of Sublease Agreement, the Company sold certain assets of the Wilshire Medical Products division ("WMP") to Acacia Laboratories of Texas, Inc. ("Acacia"), a wholly-owned subsidiary of Acacia Laboratories, Inc., a California corporation, that does business under the name of Horizon Medical, Inc. The assets sold consisted of equipment, inventory, accounts receivable, patents, trademarks, trade names, and regulatory approvals used in the Medical Products business. The sale price of $1,082,000 consisted of $200,000 cash at closing, $342,000 in accounts receivable to be collected by the Company, and $540,000 in a secured, fully amortized, 36 month promissory note in favor of the Company, bearing interest at the rate of 5% per annum.

Sales of WMP for the year ended November 30, 1996 were $888,000. The effect on the results of operations from the sale of WMP for the year ended November 30, 1996 was $19,000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement dated March 20, 1998

ITEM 10.  EXECUTIVE COMPENSATION.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement dated March 20, 1998

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement dated March 20, 1998

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement dated March 20, 1998

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

        10.89 Certificate of Amendment of Articles of Incorporation filed in the office of the Secretary of State of California on June 10, 1996. (50)

        10.90 Second Amendment dated September 30, 1996 to Credit Agreement and Grid Promissory Note dated January 5, 1996, between Trilon Dominion Partners, LLC, and the Registrant. (51)

        10.91 Second Addendum, dated February 3, 1997, to the Manufacturing and Supply Agreement dated April 11, 1996 between Advanced Barrier Technologies, Inc. and the Registrant. (52)

        10.92 Bailment Agreement, dated February 3, 1997, between Advanced Barrier Technologies de Mexico S.A. de C.V., Advanced Barrier Technologies, Inc. and the Registrant. (52)

        10.93 Certificate, dated February 28, 1997, regarding the dissolution of Wilshire Transdermal Products, Ltd. (52)

        10.94 Distributor Agreement, dated March 5, 1997, between Armstrong Industrial Corporation and the Registrant. (53)

        10.95 Third Amendment, dated April 15, 1997, to Credit Agreement and to Grid Promissory Note dated January 5, 1996 between Trilon Dominion Partners LLC, and the Registrant. (53)

        10.96 Agreement related to Gloves, dated April 29, 1997, between Innovative Technologies Ltd. and the Registrant. (53)

        10.97 Equipment Supply Agreement, dated July 28, 1997, between ACC Automation Company and the Registrant. (54)

        10.98 Settlement Agreement, Mutual Release, and Injunction, dated July 31, 1997, between Powell Products, Inc. and the Registrant. (54)

        10.99 Equipment Supply Agreement, dated September 16, 1997, between the Vara International Division of Calgon Carbon Corporation and the Registrant. (54)

        10.100 Development and Supply Agreement, dated September 18, 1997, between PTG Medical LLC and the Registrant. (54)

        10.101 Fourth Amendment, dated September 19, 1997, to Credit Agreement and to Grid Promissory Note dated January 5, 1996 between Trilon Dominion Partners LLC, and the Registrant. (54)

        10.102 Lease Agreement dated August 30, 1997 between the Registrant and Messrs. Frank Naliboff and Nathan Morton.

        10.103 Lease Agreement dated November 25, 1997 among the Registrant, Wilshire International de Mexico S.A. de C.V., and Mr. Rafael Mizrachi.

        10.104 Warrant Agreement, dated November 24, 1997, between the Registrant and American Stock Transfer and Trust Company.

        10.105 Employment Agreement, dated January 1, 1998 between the Registrant and Mr. John Van Egmond.

        10.106 Demand Note, dated January 7, 1998, between the Registrant and Trilon Dominion Partners, L.L.C.

        10.107 Demand Note dated February 17, 1998, between the Registrant and Trilon Dominion Partners, L.L.C.

        10.108 Articles of Incorporation and by-laws granted May 9, 1997 and recorded May 22, 1997 of Wilshire International de Mexico, S.A. de C.V.

        10.109 Management Services Agreement dated October 8, 1997 among Wilshire International de Mexico S.A. de C.V., Tecnicas Mexicanas de Ensamble, S.A. de C.V., and Made in Mexico, Inc.

        10.110 Assembly (Maquila) Agreement and Commodatum Agreement dated February 3, 1998, between the Registrant and Wilshire International de Mexico S.A. de C.V.

        21     Subsidiaries of the Registrant.

        27     Financial Data Schedule.

        99     Risks and Uncertainties in Forward-Looking Statements (51)


        ----------------------

        NOTE: Certain of the Exhibits listed above are incorporated herein by reference to other documents previously filed with the Commission as follows:

                                                                  Exhibit
                             Document to which                  Designation
          Note                Cross Reference                     in such
        Reference                 is Made                         Document
        ---------                 -------                         --------
           1            Incorporated to the identically   10-KSB for fiscal 1993
                        numbered Exhibit to Form

                                                                  Exhibit
                             Document to which                  Designation
          Note                Cross Reference                     in such
        Reference                 is Made                         Document
        ---------                 -------                         --------
           2            Form 8-K dated May 23,                    1
                        1994 (the "1994 8-K")

           3            1994 8-K                                  4

           4            1994 8-K                                  2

           5            1994 8-K                                  3

           6            Form 10-KSB for                           28
                        fiscal 1993

           7            Incorporated to the identically
                        numbered Exhibit in Form 10-KSB
                        for fiscal 1994 (the "1994 KSB")

           8            1994 KSB                                  3(i)

           9            1994 KSB                                  4(a)

          10            1994 KSB                                  4(b)

          11            1994 KSB                                  4(c)

          12            1994 KSB                                  4(d)

          13            1994 KSB                                  4(e)

          14            Form 10-QSB dated July 12, 1995           10.1
                        (the "July 1995 QSB")

          15            July 1995 QSB                             10.2

          16            July 1995 QSB                             10.3

          17            Form 10-QSB dated October 10, 1995        10.1
                        (the "October 1995 QSB")

          18            October 1995 QSB                          10.2

          19            Form 8-K dated August 7, 1995             2

                                                                  Exhibit
                             Document to which                  Designation
          Note                Cross Reference                     in such
        Reference                 is Made                         Document
        ---------                 -------                         --------
          20            October 1995 QSB                          10.4

          21            October 1995 QSB                          10.5

          22            October 1995 QSB                          10.6

          23            October 1995 QSB                          10.7

          24            October 1995 QSB                          10.8

          25            October 1995 QSB                          10.9

          26            October 1995 QSB                          10.10

          27            October 1995 QSB                          10.11

          28            October 1995 QSB                          10.12

          29            October 1995 QSB                          10.13

          30            October 1995 QSB                          10.14

          31            October 1995 QSB                          10.15

          32            October 1995 QSB                          10.16

          33            October 1995 QSB                          10.17

          34            October 1995 QSB                          10.18

          35            Form 8-K dated January 10, 1996           1
                        (the "January, 1996 8-K")

          36            January, 1996 8-K                         2

          37            January, 1996 8-K                         3

          38            January, 1996 8-K                         4

          39            January, 1996 8-K                         5

          40            January, 1996 8-K                         6

          41            January, 1996 8-K                         7

                                                                  Exhibit
                             Document to which                  Designation
          Note                Cross Reference                     in such
        Reference                 is Made                         Document
        ---------                 -------                         --------
          42            January, 1996 8-K                         8

          43            January, 1996 8-K                         9

          44            January, 1996 8-K                         10

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

          46            Incorporated to the identically
                        numbered Exhibit in Form 10-QSB
                        dated April 10, 1996

          47            Incorporated to the identically
                        numbered Exhibit in Form 10-QSB
                        dated July 10, 1996

          48            Incorporated to the identically
                        numbered Exhibit in Form 10-QSB
                        dated October 11, 1996

          49            Form 8-K dated May 24, 1996               3 (i) (a)
                        (the "May, 1996 8-K")

          50            May, 1996 8-K                             3 (i) (b)

          51            Incorporated to the identically
                        numbered Exhibit in Form 10-KSB
                        dated February 24, 1997.

          52            Incorporated to the identically
                        numbered Exhibit in Form 10-QSB
                        dated April 11, 1997.

          53            Incorporated to the identically
                        numbered Exhibit in Form 10-QSB
                        dated July 9, 1997

          54            Incorporated to the identically
                        numbered Exhibit in Form 10-QSB
                        dated October 10, 1997.


        (b)  REPORTS ON FORM 8-K.

             None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WILSHIRE TECHNOLOGIES, INC.


Dated: February 25, 1998                   By:   /s/ John Van Egmond
                                               ---------------------------------
                                           John Van Egmond,
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                                 Title                                Date
               ----                                 -----                                ----
   /s/ Ronald W. Cantwell                   Director and                            February 25, 1998
------------------------------------        Chairman of the Board
       Ronald W. Cantwell


   /s/ John Van Egmond                      Director, and                           February 25, 1998
------------------------------------        President and Chief Executive Officer
       John Van Egmond                      (Principal Executive Officer)


   /s/ James W. Klingler                    Chief Financial Officer,                February 25, 1998
------------------------------------        Treasurer and Secretary
      James W. Klingler                     (Principal Financial Officer and
                                            Principal Accounting Officer)


   /s/ Charles H. Black
------------------------------------
       Charles H. Black                     Director                                February 25, 1998


   /s/ Joe E. Davis
------------------------------------
       Joe E. Davis                         Director                                February 25, 1998


   /s/ Ralph V. Whitworth
------------------------------------
       Ralph V. Whitworth                   Director                                February 25, 1998

                                  EXHIBIT INDEX

      Exhibit No.                                                                  Sequential Page No.
      -----------                                                                  -------------------
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

        10.10 Product Development and License Agreement dated May 25, 1993 between the Company and Innovative Technologies Limited
               ("IT") (1)

        10.11  Product Development and License Agreement for Gloves dated June
               20, 1993 between the Company and IT (1)

        10.12  Amendment to Joint Venture Agreement dated January 5, 1994 between the Company and Intelligent Pharmaceuticals Corporation
               (1)

        10.13  Lease Agreement dated January 14, 1993 among the Company,
               Ridgecrest Properties, R and B Properties and Hindry West
               Development (1)

        10.14  Lease Amendment dated June 30, 1993 among the Company, Ridgecrest
               Properties, R and B Properties and Hindry West Development (1)

      Exhibit No.                                                                  Sequential Page No.
      -----------                                                                  -------------------

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

        10.31  Articles of Incorporation (8)

      Exhibit No.                                                                  Sequential Page No.
      -----------                                                                  -------------------
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

        10.47  English translation of Exhibit 10.7. (24)

      Exhibit No.                                                                  Sequential Page No.
      -----------                                                                  -------------------
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

        10.60  Exchange Agreement dated as of January 5, 1996 between the
               Registrant and Trilon. (37)

        10.61 Credit Agreement (the "Trilon Agreement") dated January 5, 1996 between the Registrant and Trilon, exclusive of certain schedules. (38)

        10.62 Grid Promissory Note for not to exceed $1,000,000 to evidence borrowings under the Trilon Agreement. (39)

        10.63  Amendment No. 1 dated January 5, 1996 to Security Agreement dated
               May 13, 1995 which secures borrowings under the Trilon Agreement.
               (40)

      Exhibit No.                                                                  Sequential Page No.
      -----------                                                                  -------------------
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

      Exhibit No.                                                                  Sequential Page No.
      -----------                                                                  -------------------
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

        10.88 Restated Articles of Incorporation filed in the office of the Secretary of State of California on May 24, 1996. (49)

        10.89 Certificate of Amendment of Articles of Incorporation filed in the office of the Secretary of State of California on June 10, 1996. (50)

        10.90  Second Amendment dated September 30, 1996 to Credit Agreement and
               Grid Promissory Note dated January 5, 1996, between Trilon
               Dominion Partners, LLC, and the Registrant.. (51)

        10.91  Second Addendum, dated February 3, 1997, to the Manufacturing and
               Supply Agreement dated April 11, 1996 between Advanced Barrier
               Technologies, Inc. and the Registrant. (52)

        10.92  Bailment Agreement, dated February 3, 1997, between Advanced
               Barrier Technologies de Mexico S.A. de C.V., Advanced Barrier
               Technologies, Inc. and the Registrant. (52)

        10.93 Certificate, dated February 28, 1997, regarding the dissolution of Wilshire Transdermal Products, Ltd. (52)

        10.94  Distributor Agreement, dated March 5, 1997, between Armstrong
               Industrial Corporation and the Registrant. (53)

        10.95  Third Amendment, dated April 15, 1997, to Credit Agreement and to
               Grid Promissory Note dated January 5, 1996 between Trilon
               Dominion Partners LLC, and the Registrant. (53)

        10.96  Agreement related to Gloves, dated April 29, 1997, between
               Innovative Technologies Ltd. and the Registrant. (53)

      Exhibit No.                                                                  Sequential Page No.
      -----------                                                                  -------------------
        10.97  Equipment Supply Agreement, dated July 28, 1997, between ACC
               Automation Company and the Registrant. (54)

        10.98  Settlement Agreement, Mutual Release, and Injunction, dated July
               31, 1997, between Powell Products, Inc. and the Registrant. (54)

        10.99  Equipment Supply Agreement, dated September 16, 1997, between the
               Vara International Division of Calgon Carbon Corporation and the
               Registrant. (54)

        10.100 Development and Supply Agreement, dated September 18, 1997, between PTG Medical LLC and the Registrant. (54)

        10.101 Fourth Amendment, dated September 19, 1997, to Credit Agreement and to Grid Promissory Note dated January 5, 1996 between Trilon
               Dominion Partners LLC, and the Registrant. (54)

        10.102 Lease Agreement dated August 30, 1997 between the Registrant and
               Messrs. Frank Naliboff and Nathan Morton.

        10.103 Lease Agreement dated November 25, 1997 among the Registrant,
               Wilshire International de Mexico S.A. de C.V., and Mr. Rafael
               Mizrachi.

        10.104 Warrant Agreement, dated November 24, 1997, between the
               Registrant and American Stock Transfer and Trust Company.

        10.105 Employment Agreement, dated January 1, 1998 between the
               Registrant and Mr. John Van Egmond.

        10.106 Demand Note, dated January 7, 1998, between the Registrant and
               Trilon Dominion Partners, L.L.C.

        10.107 Demand Note dated February 17, 1998, between the Registrant and
               Trilon Dominion Partners, L.L.C.

        10.108 Articles of Incorporation and by-laws granted May 9, 1997 and recorded May 22, 1997 of Wilshire International de Mexico, S.A.
               de C.V.

        10.109 Management Services Agreement dated October 8, 1997 among
               Wilshire International de Mexico S.A. de C.V., Tecnicas Mexicanas de Ensamble, S.A. de C.V., and Made in Mexico, Inc.

        10.110 Assembly (Maquila) Agreement and Commodatum Agreement dated
               February 3, 1998, between the Registrant and Wilshire
               International de Mexico S.A. de C.V.

        21     Subsidiaries of the Registrant.

        99     Risks and Uncertainties in Forward-Looking Statements.  (51)


        ----------------------
        NOTE: Certain of the Exhibits listed above are incorporated herein by reference to other documents previously filed with the Commission as follows:

                                                                  Exhibit
                             Document to which                  Designation
          Note                Cross Reference                     in such
        Reference                 is Made                         Document
        ---------                 -------                         --------
           1            Incorporated to the identically
                        numbered Exhibit to Form 10-KSB
                        for fiscal 1993

           2            Form 8-K dated May 23, 1994               1
                        (the "1994 8-K")

           3            1994 8-K                                  4

           4            1994 8-K                                  2

           5            1994 8-K                                  3

           6            Form 10-KSB for                           28
                        fiscal 1993

           7            Incorporated to the identically
                        numbered Exhibit in Form 10-KSB
                        for fiscal 1994 (the "1994 KSB")

           8            1994 KSB                                  3(i)

           9            1994 KSB                                  4(a)

          10            1994 KSB                                  4(b)

          11            1994 KSB                                  4(c)

          12            1994 KSB                                  4(d)

          13            1994 KSB                                  4(e)

          14            Form 10-QSB dated July 12, 1995           10.1
                        (the "July 1995QSB")

          15            July 1995 QSB                             10.2

          16            July 1995 QSB                             10.3

          17            Form 10-QSB dated October 10, 1995        10.1
                        (the "October 1995 QSB")

          18            October 1995 QSB                          10.2

          19            Form 8-K dated August 7, 1995             2

          20            October 1995 QSB                          10.4

                                                                  Exhibit
                             Document to which                  Designation
          Note                Cross Reference                     in such
        Reference                 is Made                         Document
        ---------                 -------                         --------
          21            October 1995 QSB                          10.5

          22            October 1995 QSB                          10.6

          23            October 1995 QSB                          10.7

          24            October 1995 QSB                          10.8

          25            October 1995 QSB                          10.9

          26            October 1995 QSB                          10.10

          27            October 1995 QSB                          10.11

          28            October 1995 QSB                          10.12

          29            October 1995 QSB                          10.13

          30            October 1995 QSB                          10.14

          31            October 1995 QSB                          10.15

          32            October 1995 QSB                          10.16

          33            October 1995 QSB                          10.17

          34            October 1995 QSB                          10.18

          35            Form 8-K dated January 10, 1996           1
                        (the "January, 1996 8-K")

          36            January, 1996 8-K                         2

          37            January, 1996 8-K                         3

          38            January, 1996 8-K                         4

          39            January, 1996 8-K                         5

          40            January, 1996 8-K                         6

          41            January, 1996 8-K                         7

                                                                  Exhibit
                             Document to which                  Designation
          Note                Cross Reference                     in such
        Reference                 is Made                         Document
        ---------                 -------                         --------
          42            January, 1996 8-K                         8

          43            January, 1996 8-K                         9

          44            January, 1996 8-K                         10

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

          46            Incorporated to the identically
                        numbered Exhibit in Form 10-QSB
                        dated April 10, 1996

          47            Incorporated to the identically
                        numbered Exhibit in Form 10-QSB
                        dated July 10, 1996

          48            Incorporated to the identically
                        numbered Exhibit in Form 10-QSB
                        dated October 11, 1996

          49            Form 8-K dated May 24, 1996               3 (i) (a)
                        (the "May, 1996 8-K")

          50            May, 1996 8-K                             3 (i) (b)

          51            Incorporated to the identically
                        numbered Exhibit in Form 10-KSB
                        dated February 24, 1997.

          52            Incorporated to the identically
                        numbered Exhibit in Form 10-QSB
                        dated April 11, 1997.

          53            Incorporated to the identically
                        numbered Exhibit in Form 10-QSB
                        dated July 9, 1997

          54            Incorporated to the identically
                        numbered Exhibit in Form 10-QSB
                        dated October 10, 1997.