Form 10QSB
period 1998-03-31
WILSHIRE TECHNOLOGIES INC
filed 1998-04-14
CIK 891762

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



  (MARK ONE)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1998

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X]   No
[ ]

      The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,943,385 on March 31, 1998.

      Transitional Small Business Disclosure Format. Yes [ ]   No [X]


================================================================================

                           WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB


PART 1 - FINANCIAL INFORMATION                                           PAGE


Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of                    3
            February 28, 1998 and November 30, 1997

            Condensed Consolidated Statements of Operations                4
            for the Quarters Ended February 28, 1998 and
            February 28, 1997

            Condensed Consolidated Statements of Cash Flows                5
            for the Quarters Ended February 28, 1998 and
            February 28, 1997

            Notes to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis or Plan of Operation         8


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                11

Item 2.  Changes in Securities                                            11

Item 3.  Defaults Upon Senior Securities                                  11

Item 4.  Submission of Matters to a Vote of Security Holders              11

Item 5.  Other Information                                                11

Item 6.  Exhibits and Reports on Form 8-K                                 11

Signatures                                                                12

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            February 28,        November 30,
                                                                                1998                1997
                                                                            ------------        ------------
ASSETS (Note 4)                                                              (Unaudited)            (Note)
Current assets:
    Cash                                                                    $     91,000        $    137,000
    Accounts receivable trade, less allowance for doubtful
       accounts of $5,000 at February 28, 1998
       and  November 30, 1997, respectively                                      490,000             335,000
    Inventories (Note 2)                                                       1,227,000           1,037,000
    Current portion of note receivable (Note 3)                                  206,000             198,000
    Other current assets                                                         272,000             262,000
                                                                            ------------        ------------
Total current assets                                                           2,286,000           1,969,000

Property and equipment, less accumulated depreciation
    of $824,000 and $778,000 at February 28, 1998 and
    November 30, 1997, respectively                                            2,194,000           1,293,000
Note receivable from the sale of discontinued business
    less current portion (Note 3)                                                 59,000             111,000
Goodwill, less accumulated amortization of $334,000
    and $323,000 at February 28, 1998 and November 30,
    1997, respectively                                                           408,000             419,000
Patents and trademarks, net                                                      118,000             115,000
                                                                            ------------        ------------
                                                                            $  5,065,000        $  3,907,000
                                                                            ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
    Accounts payable                                                        $  1,573,000        $    625,000
    Accrued expenses                                                             309,000             372,000
    Interest payable                                                             457,000             330,000
    Line of credit (Note 4)                                                    4,500,000           3,750,000
                                                                            ------------        ------------
Total current liabilities                                                      6,839,000           5,077,000

Shareholders' equity (net capital deficiency)
    Preferred stock, no par value, 2,000,000 shares authorized
       and none issued and outstanding                                              --                  --
    Common stock, no par value, 50,000,000 shares
       authorized; 12,943,385 shares issued and
       outstanding at February 28, 1998 and
       November 30, 1997                                                      25,907,000          25,907,000
    Common stock warrants                                                        301,000             301,000
    Accumulated deficit                                                      (27,982,000)        (27,378,000)
                                                                            ------------        ------------
Total shareholders' equity (net capital deficiency)                           (1,774,000)         (1,170,000)
                                                                            ------------        ------------
                                                                            $  5,065,000        $  3,907,000
                                                                            ============        ============

Note: The condensed consolidated balance sheet at November 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Quarters Ended February 28,
                                                 --------------------------------
                                                     1998                1997
                                                 ------------        ------------
Net sales                                        $  1,053,000        $    591,000
Cost of sales                                         959,000             518,000
                                                 ------------        ------------
Gross profit                                           94,000              73,000

Operating expenses:
    Marketing and selling                             130,000             124,000
    General and administrative                        372,000             263,000
    Research and development                           74,000              63,000
                                                 ------------        ------------
Total operating expenses                              576,000             450,000
                                                 ------------        ------------

Loss from operations                                 (482,000)           (377,000)
Other income                                            1,000                --
Interest income (expense), net                       (122,000)            (48,000)
                                                 ------------        ------------
Loss before provision
    for state income taxes                           (603,000)           (425,000)

Provision for state income taxes - current              1,000               1,000
                                                 ------------        ------------

Net loss                                         $   (604,000)       $   (426,000)
                                                 ============        ============

Weighted average shares outstanding                12,943,000          12,943,000
                                                 ============        ============

Basic and diluted loss per share                 $      (0.05)       $      (0.03)
                                                 ============        ============


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Quarters Ended February 28,
                                                                       -----------------------------
                                                                           1998             1997
                                                                       ------------     ------------
OPERATING ACTIVITIES
Net loss                                                               $   (604,000)    $   (426,000)
Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                      59,000           57,000
          Provision for loss on accounts receivable                            --              1,000
          Net change in operating assets and liabilities:
             (Increase) decrease in accounts receivable                    (155,000)         288,000
             Increase in inventories                                       (190,000)        (163,000)
             Increase in other current assets                               (10,000)         (55,000)
             Increase (decrease) in accounts payable and
              accrued expenses                                              885,000          (69,000)
             Increase in interest payable                                   127,000           53,000
                                                                       ------------     ------------
Net cash provided by (used in) operating activities                         112,000         (314,000)
                                                                       ------------     ------------

INVESTING ACTIVITIES
Purchase of equipment                                                      (947,000)          (8,000)
Decrease in note receivable from sale of discontinued operations             44,000           43,000
Increase in other assets                                                     (5,000)          (7,000)
                                                                       ------------     ------------
Net cash provided by (used in) investing activities                        (908,000)          28,000
                                                                       ------------     ------------

FINANCING ACTIVITIES
Proceeds from line of credit                                                750,000          250,000
                                                                       ------------     ------------
Net cash provided by financing activities                                   750,000          250,000
                                                                       ------------     ------------

NET INCREASE (DECREASE) IN CASH                                             (46,000)         (36,000)
CASH - BEGINNING OF PERIOD                                                  137,000          189,000
                                                                       ------------     ------------
CASH - END OF PERIOD                                                   $     91,000     $    153,000
                                                                       ============     ============


                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Wilshire Technologies, Inc. (the "Company") develops, manufactures and markets engineered polymer products for industrial clean room use. The Company, based in Carlsbad, California, markets products through its Wilshire Contamination Control Division, and manufactures certain of its products in its wholly-owned Mexican subsidiary, Wilshire International de Mexico S.A. de C.V. During 1996, the Company divested its Medical Products and Transdermal Products divisions and has since focused primarily on products used in industrial clean rooms, such as gloves and contamination control products.

BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended February 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1997.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

"During the period ending February 28, 1998, the Company adopted Statement of Financial Standards (SFAS) No. 128, Earnings Per Share. The adoption of this statement did not have a material impact since the Company has reported losses and the impact of common stock equivalents is not included in the net loss per share calculations as their effect is anti-dilutive or not required."



2. FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                         FEBRUARY 28,        NOVEMBER 30,
                             1998                1997
                         ------------        ------------
Raw materials            $    210,000        $    156,000
Work in process               285,000             265,000
Finished goods                732,000             616,000
                         ------------        ------------
                         $  1,227,000        $  1,037,000
                         ============        ============

3. NOTE RECEIVABLE

"In March, 1996, the Board of Directors authorized management to proceed with the sale of the assets of the Medical Products division which was completed on June 30, 1996, pursuant to a Purchase of Assets and Assumptions of Sublease Agreement with Acacia Laboratories of Texas, Inc. The disposition of this business has been accounted for as a discontinued operation. Pursuant to the sale of its Medical Products division, the Company received a $540,000 secured note, payable over 36 months, and bearing interest at a rate of 5% per annum."

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

On January 7, 1998, February 17, 1998, and March 10, 1998, the Company and Trilon Dominion completed Demand Notes, each for $250,000 at an interest rate of 12.25%, to fund the Company's on going operations until a new credit facility could be completed.

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the three Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 is due on December 31, 1998, and the interest is payable quarterly at an annual rate of 11.5%. In connection with the Amended Agreement, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. Also, under the terms of the Amended Agreement, the Company issued Trilon Dominion a second five-year warrant which will become exercisable if the Company does not pay the principal and interest due on December 31, 1998 and expires on March 31, 2003. The second warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the market price on December 31, 1998.

5. COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

During the first quarter of 1998, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997, under Note 6 to the financial statements included therein.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the first quarter of 1998, the Company's glove equipment suppliers completed construction of most of the glove production line and prepared it for shipment to the Company's manufacturing facility in Tijuana, Mexico. Also, the Company completed an Amended Credit Agreement with Trilon Dominion which provides funds for the purchase of the glove production equipment and the Company's working capital requirements. (See Note 4 to the financial statements.)

In the second quarter, the Company and representatives of the glove equipment suppliers will install the glove production line in the Company's Tijuana facility. The line is expected to be operational in the third quarter of 1998. In addition, the Company expects sales of its contamination control products to increase, based on a new six-month purchase order from a major computer disk drive manufacturer for UltraSOLV(TM) Rollers.

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

RESULTS OF OPERATIONS

NET SALES

The Company markets its products directly to end users through an internal sales force utilizing outside distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net Sales increased by $462,000 (78.2%) to $1,053,000 in the first quarter of 1998 from $591,000 in the first quarter of 1997 primarily due to increased shipments of contamination control wipers. Sales for the first quarter of 1997 were adversely affected by an abnormal inventory reduction by a major distributor of contamination control wipers.

GROSS PROFIT

Gross profit increased by $21,000 to $94,000 in the first quarter of 1998 from $73,000 in the first quarter of 1997 primarily due to increased sales of contamination control products offset by increased costs related to the new glove manufacturing facility and a wiper supplier price increase in 1997. Gross profit margin as a percent of sales decreased to 8.9% in the first quarter of 1998 from 12.4% in the first quarter of 1997. Excluding the impact of the supplier price increase and the glove sales and the related cost of sales on gross profit, the gross profit margin as a percent of sales increased to 26.6% in the first quarter of 1998 from 25.5% in the first quarter of 1997.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

Selling, general and administrative expenses increased by $115,000 (29.7%) to $502,000 in the first quarter of 1998 from $387,000 in the first quarter of 1997 primarily due to additional personnel expenses, increased professional fees, and the timing of expenses related to the annual Shareholders meeting.


RESEARCH AND DEVELOPMENT

Research and development expenses increased $11,000 (17.5%) to $74,000 in the first quarter of 1998 from $63,000 in the first quarter of 1997, primarily due to increased project expenses. As a percentage of sales, research and development expenses were 7.0% in the first quarter of 1998, compared to 10.7% in the first quarter of 1997.


INTEREST INCOME (EXPENSE), NET

The Company reported higher interest expense in the first quarter of 1998 versus the same period of 1997 due to increased debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (see Note 4).

INCOME TAXES

For the quarters ended February 28, 1998 and February 28, 1997, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1998 and 1997.

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

During 1997 and the first quarter of 1998, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash provided by operating activities was $112,000 in the first quarter of 1998 versus net cash used in operating activities of $314,000 in the first quarter of 1997. The increase in the cash provided by operating activities was primarily due to an equipment invoice for $723,000 in accounts payable at the end of the quarter, which was subsequently paid.

Net cash used in investing activities was $908,000 in the first quarter of 1998, versus net cash provided by investing activities of $28,000 in the first quarter of 1997. The increase in cash used resulted from the purchase of glove production equipment.

Net cash provided by financing activities was $750,000 in the first quarter of 1998 versus $250,000 in the first quarter of 1997. The debt financing in both years was obtained from Trilon Dominion Partners, LLC.

On January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1,000,000 secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest was payable monthly at a rate of prime plus 3.75%. The Agreement was amended on June 30, 1996, September 30, 1996, April 15, 1997, and September 19, 1997 to a total credit line of $4 million and a termination date of June 30, 1998. See Note 4 to the financial statements for details of the Agreement and Amendments.

On January 7, 1998, February 17, 1998, and March 10, 1998 the Company and Trilon Dominion completed Demand Notes, each for $250,000 of an interest rate of 12.25%, to fund the Company's ongoing operations until a new credit facility could be completed.

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the three Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 is due on December 31, 1998, and the interest is payable quarterly at an annual rate of 11.5%. In connection with the Amended Agreement, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. Also, under the terms of the Amended Agreement, the Company issued Trilon Dominion a second five-year warrant which will become exercisable if the Company does not pay the principal and interest due on December 31, 1998 and expires on March 31, 2003. The second warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the market price on December 31, 1998.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         For information regarding legal proceedings, refer to the information contained in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1997 under the heading, "Legal Proceedings" and
         Note 6 to the financial statements therein.

ITEM 2.  CHANGES IN SECURITIES:

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None

ITEM 5.  OTHER INFORMATION:

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

         10.111 Demand Note dated March 10, 1998 between the Registrant and Trilon Dominion Partners, L.L.C..

         10.112 Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") dated March 31, 1998 between the Registrant and Trilon Dominion Partners, L.L.C., exclusive of certain schedules.

         10.113 Warrant dated March 31, 1998 to purchase 650,000 shares of the Registrant's Common Stock, issued to Trilon Dominion Partners, L.L.C. pursuant to the Amended Agreement.

         10.114 Springing Warrant dated March 31, 1998 to purchase 250,000 shares of the Registrant's Common Stock, issued to Trilon Dominion Partners, L.L.C. pursuant to the Amended Agreement.

         10.115 Grid Promissory Note dated March 31, 1998 between the Registrant and Trilon Dominion Partners L.L.C. issued under the Amended Agreement.


         (b)  REPORTS ON FORM 8-K:

              None

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WILSHIRE TECHNOLOGIES, INC.



Dated:  April 10, 1998                 By: /s/ James W. Klingler
                                           ---------------------------------
                                           James W. Klingler
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                                                   Sequentially
Number                                Description                         Numbered Page
------                                -----------                         -------------

10.111     Demand Note dated March 10, 1998 between the Registrant and
           Trilon Dominion Partners, L.L.C.

10.112     Amended and Restated Credit Agreement and Revolving Line of
           Credit (the "Amended Agreement") dated March 31, 1998 between the Registrant and Trilon Dominion Partners, L.L.C., exclusive of certain schedules.

10.113 Warrant dated March 31, 1998 to purchase 650,000 shares of the Registrant's Common Stock, issued to Trilon Dominion Partners,
           L.L.C. pursuant to the Amended Agreement.


10.114 Springing Warrant dated March 31, 1998 to purchase 250,000 shares of the Registrants's Common Stock, issued to Trilon
           Dominion Partners, L.L.C. pursuant to the Amended Agreement

10.115     Grid Promissory Note dated March 31, 1998 between the
           Registrant and Trilon Dominion Partners, L.L.C. issued under the Amended Agreement.