Form 10QSB
period 1998-05-31
WILSHIRE TECHNOLOGIES INC
filed 1998-07-10
CIK 891762

================================================================================

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)
   X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-------
           EXCHANGE ACT OF 1934
               For the quarterly period ended May 31, 1998

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

          The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,943,385 on June 30, 1998.

          Transitional Small Business Disclosure Format.   Yes       No  X
                                                               ----     ----

================================================================================

================================================================================

                           WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB


--------------------------------------------------------------------------------
PART 1 - FINANCIAL INFORMATION                                           PAGE
--------------------------------------------------------------------------------


Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets as of               3
                  May 31, 1998 and November 30, 1997

                  Condensed Consolidated Statements of Operations           4
                  for the Three Months Ended May 31, 1998 and
                  May 31, 1997

                  Condensed Consolidated Statements of Operations           5
                  for the Six Months ended May 31, 1998 and
                  May 31, 1997

                  Condensed Consolidated Statements of Cash Flows           6
                  for the Six Months Ended May 31, 1998 and
                  May 31, 1997

                  Notes to Condensed Consolidated Financial Statements      7

Item 2.     Management's Discussion and Analysis                            9
            or Plan of Operation

--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.     Legal Proceedings                                              12

Item 2.     Changes in Securities                                          12

Item 3.     Defaults Upon Senior Securities                                12

Item 4.     Submission of Matters to a Vote of Security Holders            12

Item 5.     Other Information                                              12

Item 6.     Exhibits and Reports on Form 8-K                               12

Signatures                                                                 13

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             May 31,     November 30,
                                                                              1998           1997
                                                                           -----------   -----------
ASSETS (Note 4)                                                            (Unaudited)      (Note)
Current assets:
    Cash                                                                   $  113,000     $  137,000
    Accounts receivable trade, less allowance for doubtful
      accounts of $5,000 at May 31, 1998
      and  November 30, 1997, respectively                                    517,000        335,000
    Inventories (Note 2)                                                    1,481,000      1,037,000
    Current portion of note receivable (Note 3)                               220,000        198,000
    Other current assets                                                      279,000        262,000
                                                                           -----------   -----------
Total current assets                                                        2,610,000      1,969,000

Property and equipment, less accumulated depreciation
    of $870,000 and $778,000 at May 31, 1998 and
    November 30, 1997, respectively                                         2,581,000      1,293,000
Note receivable from the sale of discontinued business
    less current portion (Note 3)                                                --          111,000
Debt issue costs, net (Note 4)                                                113,000           --
Goodwill, less accumulated amortization of $344,000
    and $323,000 at May 31, 1998 and November 30,
    1997, respectively                                                        398,000        419,000
Patents and trademarks, net                                                   119,000        115,000
                                                                           -----------   -----------
                                                                           $5,821,000     $3,907,000
                                                                           ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) Current
liabilities:
    Accounts payable                                                       $  513,000    $  625,000
    Accrued expenses                                                          296,000       372,000
    Interest payable                                                          128,000       330,000
    Line of credit (Note 4)                                                 7,093,000     3,750,000
                                                                          -----------   -----------
Total current liabilities                                                   8,030,000     5,077,000

Shareholders' equity (net capital deficiency)
    Preferred stock, no par value, 2,000,000 shares authorized
      and none issued and outstanding                                             --            --
    Common stock, no par value, 50,000,000 shares
      authorized; 12,943,385 shares issued and
      outstanding at May 31, 1998 and
      November 30, 1997                                                    25,907,000    25,907,000
    Common stock warrants                                                     349,000       301,000
    Accumulated deficit                                                   (28,465,000)  (27,378,000)
                                                                          -----------   -----------
Total shareholders' equity (net capital deficiency)                        (2,209,000)   (1,170,000)
                                                                          -----------   -----------
                                                                           $5,821,000    $3,907,000
                                                                          ===========   ===========


    Note:The condensed consolidated balance sheet at November 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended May 31,
                                                              -------------------------
                                                                  1998          1997
                                                              -----------   -----------
Net sales                                                      $1,032,000    $1,000,000
Cost of sales                                                     682,000       693,000
                                                              -----------   -----------
Gross profit                                                      350,000       307,000

Operating expenses:
    Marketing and selling                                         117,000       153,000
    General and administrative                                    435,000       342,000
    Research and development                                       74,000       128,000
                                                              -----------   -----------
Total operating expenses                                          626,000       623,000
                                                              -----------   -----------

Loss from operations                                             (276,000)     (316,000)
Other income                                                         --            --
Interest income (expense), net                                   (207,000)      (71,000)
                                                              -----------   -----------
Loss before provision
    for state income taxes                                       (483,000)     (387,000)

Provision for state income taxes - current                           --            --
                                                              -----------   -----------

Net loss                                                       $ (483,000)   $ (387,000)
                                                              ===========   ===========

Weighted average shares outstanding                            12,943,000    12,943,000
                                                              ===========   ===========


Basic and diluted loss per share                               $    (0.04)   $    (0.03)
                                                              ===========   ===========



                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Six Months Ended May 31,
                                                            -------------------------
                                                                1998          1997
                                                            -----------    ----------
Net sales                                                    $2,085,000    $1,591,000
Cost of sales                                                 1,641,000     1,211,000
                                                            -----------    ----------
Gross profit                                                    444,000       380,000

Operating expenses:
    Marketing and selling                                       247,000       277,000
    General and administrative                                  807,000       605,000
    Research and development                                    148,000       191,000
                                                            -----------    ----------
Total operating expenses                                      1,202,000     1,073,000
                                                            -----------    ----------

Loss from operations                                           (758,000)     (693,000)
Other income                                                      1,000          --
Interest income (expense), net                                 (329,000)     (119,000)
                                                            -----------    ----------
Loss before provision
    for state income taxes                                   (1,086,000)     (812,000)

Provision for state income taxes - current                        1,000         1,000
                                                            -----------    ----------

Net loss                                                    $(1,087,000)   $ (813,000)
                                                            ===========    ==========

Weighted average shares outstanding                          12,943,000    12,943,000
                                                            ===========    ==========

Basic and diluted loss per share                             $    (0.08)   $    (0.06)
                                                            ===========    ==========



                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Six Months Ended May 31,
                                                                                   ----------------------------
                                                                                       1998             1997
                                                                                   ------------    ------------
OPERATING ACTIVITIES
Net loss                                                                           $ (1,087,000)   $   (813,000)
Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                                  117,000         112,000
         Provision for loss on accounts receivable                                         --             3,000
         Net change in operating assets and liabilities:
            Increase in accounts receivable                                            (182,000)        (15,000)
            Increase in inventories                                                    (444,000)       (538,000)
            Increase in other current assets                                            (17,000)         (7,000)
            Increase (decrease) in accounts payable and
             accrued expenses                                                          (188,000)        246,000
            Increase (decrease) in interest payable                                    (202,000)        117,000
                                                                                   ------------    ------------
Net cash used in operating activities                                                (2,003,000)       (895,000)
                                                                                   ------------    ------------

INVESTING ACTIVITIES
Purchase of equipment                                                                (1,380,000)        (47,000)
Decrease in note receivable from sale of discontinued operations                         89,000          86,000
Increase in other assets                                                                 (8,000)        (11,000)
                                                                                   ------------    ------------
Net cash provided by (used in) investing activities                                  (1,299,000)         28,000
                                                                                   ------------    ------------

FINANCING ACTIVITIES
Proceeds from line of credit                                                          3,343,000         750,000
Warrants issued to majority shareholder                                                  48,000            --
Debt issue costs, net                                                                  (113,000)           --
                                                                                   ------------    ------------
Net cash provided by financing activities                                             3,278,000         750,000
                                                                                   ------------    ------------

NET DECREASE IN CASH                                                                    (24,000)       (117,000)
CASH - BEGINNING OF PERIOD                                                              137,000         189,000
                                                                                   ------------    ------------
CASH - END OF PERIOD                                                               $    113,000    $     72,000
                                                                                   ============    ============



                             See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended May 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1997.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

During the period ending February 28, 1998, the Company adopted Statement of Financial Standards (SFAS) No. 128, Earnings Per Share. The adoption of this statement did not have a material impact since the Company has reported losses and the impact of common stock equivalents is not included in the net loss per share calculations as their effect is anti-dilutive or not required.

2.  FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                                   MAY 31,          NOVEMBER 30,
                                    1998                1997
                               ---------------    ----------------
Raw materials                      $569,000           $156,000
Work in process                     150,000            265,000
Finished goods                      762,000            616,000
                               ---------------    ----------------
                                 $1,481,000         $1,037,000
                               ===============    ================

3.  NOTE RECEIVABLE

In March 1996, the Board of Directors authorized management to proceed with the sale of the assets of the Medical Products division which was completed on June 30, 1996, pursuant to a Purchase of Assets and Assumption of Sublease Agreement with Acacia Laboratories of Texas, Inc. The disposition of this business has been accounted for as a discontinued operation. Pursuant to the sale of its Medical Products division, the Company received a $540,000 secured note, payable over 36 months, and bearing interest at a rate of 5% per annum.

4.  LINE OF CREDIT

On January 5, 1996, the Company and Trilon Dominion Partners LLC ("Trilon Dominion") entered into a Credit Agreement (the "Agreement") for a credit line of $1,000,000 secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest was payable monthly at a rate of prime plus 3.75%. In connection with the loan, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.75 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on January 5, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable when the Company amended the Agreement on June 30, 1996 to extend the termination date to December 31, 1996. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the closing price on June 30, 1996, which was $1.75 per share and it expires on January 5, 2001.

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

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the three Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 is due on December 31, 1998, and the interest is payable quarterly at an annual rate of 11.5%. In connection with the Amended Agreement, the Company paid Trilon Dominion $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase 650,000 shares as a debt issuance cost in the second quarter of fiscal year 1998 at $0.07 per underlying common share. Also, under the terms of the Amended Agreement, the Company issued Trilon Dominion a second five-year warrant which will become exercisable if the Company does not pay the principal and interest due on December 31, 1998 and expires on March 31, 2003. The second warrant entitles Trilon Dominion to purchase 250,000 shares of the

Company's authorized but unissued common stock at an exercise price equal to the market price on December 31, 1998.

5.  COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

During the first six months of 1998, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997, under Note 6 to the financial statements included therein.

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

In the second quarter, the Company and representatives of the glove equipment suppliers have been installing the glove production line in the Company's Tijuana facility. The line is expected to be operational in the third quarter of 1998.

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

Quarter

Net sales increased by $32,000 (3.2%) to $1,032,000 in the second quarter of 1998 from $1,000,000 in the second quarter of 1997. Sales of contamination control products were favorably impacted by increased shipments of UltraSOLV(TM) Rollers to a major computer disk drive manufacturer, offset by lower wiper sales. Also, the Company reported $47,000 in sales of its DuraCLEAN(R) polyurethane glove produced from the Company's pilot plant operation.

Six Months

Net Sales increased by $494,000 (31.0%) to $2,085,000 in the first six months of 1998 from $1,591,000 in the same period of 1997 due to increased sales of contamination control wipers, rollers, and scrub pads. The sales increase also was related to an abnormal inventory reduction by a major distributor of contamination control wipers in the first quarter of 1997.

GROSS PROFIT

Quarter

Gross profit increased by $43,000 to $350,000 in the second quarter of 1998 from $307,000 in the second quarter of 1997, primary due to an improved sales mix of contamination control products. Gross profit margin as a percent of sales increased to 33.9% in the second quarter of 1998 from 30.7% in the second quarter of 1997.

Six Months

Gross profit increased by $64,000 to $444,000 in the first six months of 1998 from $380,000 in the same period of 1997, primarily due to increased sales and an improved mix of contamination control products. Gross profit margin as a percent of sales decreased to 21.3% in the first 6 months of 1998 from 23.9% in the same period of 1997 due to increased costs of the developmental glove plant.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

Selling, general and administrative expenses increased by $57,000 (11.5%) to $552,000 in the second quarter of 1998 from $495,000 in the second quarter of 1997. In the first six months of 1998, selling, general and administrative expenses increased by $172,000 (19.5%) to $1,054,000 from $882,000 in the same period of 1997. The increase in both periods was primarily due to additional personnel expenses, increased professional fees, and the timing of expenses related to the annual Shareholders meeting.


RESEARCH AND DEVELOPMENT

Research and development expenses decreased $54,000 (42.2%) to $74,000 in the second quarter of 1998 from $128,000 in the second quarter of 1997. In the first six months of 1998, research and development expenses decreased by $43,000 (22.5%) to $148,000 from $191,000 in the same period of 1997. The decline in both periods was primarily due to decreased project expenses.

As a percentage of sales, research and development expenses were 7.2% in the second quarter of 1998, compared to 12.8% in the second quarter of 1997. For the first six months of 1998, research and development expenses as a percentage of sales were 7.1%, compared to 12.0% in the same period of 1997.

INTEREST INCOME (EXPENSE), NET

The Company reported higher interest expense in the second quarter and six months of 1998 versus the same period of 1997 due to increased debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (see Note 4).

INCOME TAXES

For the quarters and six months ended May 31, 1998 and May 31, 1997, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1998 and 1997.

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

During 1997 and the first six months of 1998, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $2,003,000 in the first six months of 1998 versus net cash used in operating activities of $895,000 in the first six months of 1997. The increase in the cash used in operating activities was due to an increase in the net loss primarily due to higher interest expense, payments on accounts payable and a reduction in interest payable related to the Amended Agreement with Trilon Dominion.

Net cash used in investing activities was $1,299,000 in the first six months of 1998, versus net cash provided by investing activities of $28,000 in the first six months of 1997. The increase in cash used resulted from the purchase of glove production equipment.

Net cash provided by financing activities was $3,278,000 in the first six months of 1998 versus $750,000 in the first six months of 1997. The debt financing in both years was obtained from Trilon Dominion Partners, LLC.

On January 5, 1996, the Company and Trilon Dominion entered into an Agreement for a credit line of $1,000,000 secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest was payable monthly at a rate of prime plus 3.75%. The Agreement was amended on June 30, 1996, September 30, 1996, April 15, 1997, and September 19, 1997 to a total credit line of $4 million and a termination date of June 30, 1998. See Note 4 to the financial statements for details of the Agreement and Amendments.

On January 7, 1998, February 17, 1998, and March 10, 1998 the Company and Trilon Dominion completed Demand Notes, each for $250,000 at an interest rate of 12.25%, to fund the Company's ongoing operations until a new credit facility could be completed.

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the three Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 is due on December 31, 1998, and the interest is payable quarterly at an annual rate of 11.5%. In connection with the Amended Agreement, the Company paid Trilon Dominion $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase 650,000 shares as a debt issuance cost in the second quarter of fiscal year 1998 at $0.07 per underlying common share. Also, under the terms of the Amended Agreement, the Company issued Trilon Dominion a second five-year warrant which will become exercisable if the Company does not pay the principal and interest due on December 31, 1998 and expires on March 31, 2003. The second warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the market price on December 31, 1998.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         Registrant has solicited proxies pursuant to Regulation 14A of the Securities Exchange Act (Proxy Statement dated March 20, 1998) for its Annual Meeting of Shareholders on April 30, 1998. There was no solicitation in opposition to management's nominees for the directors listed in the Proxy Statement. All such nominees were elected by the affirmative vote of 11,885,332 shares. The number of shares represented at the meeting was 11,890,432. The number of shares not voted was 5,100.

ITEM 5.  OTHER INFORMATION:

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS:

              None

         (B)  REPORTS ON FORM 8-K:

              None

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILSHIRE TECHNOLOGIES, INC.



Dated:  July 10, 1998                   By:   /s/ James W. Klingler
                                           --------------------------
                                           James W. Klingler
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)