Form 10QSB
period 1998-08-31
WILSHIRE TECHNOLOGIES INC
filed 1998-10-14
CIK 891762

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)
   [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

   [ ]   EXCHANGE ACT OF 1934
                 For the quarterly period ended August 31, 1998

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

         The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,943,385 on September 30, 1998.

         Transitional Small Business Disclosure Format.  Yes [ ]   No [X]



================================================================================

                           WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB



PART 1 - FINANCIAL INFORMATION                                                                 PAGE

Item 1.           Financial Statements:

                           Condensed Consolidated Balance Sheets as of                            3
                           August 31, 1998 and November 30, 1997

                           Condensed Consolidated Statements of Operations                        4
                           for the Three Months Ended August 31, 1998 and
                           August 31, 1997

                           Condensed Consolidated Statements of Operations                        5
                           for the Nine Months ended August 31, 1998 and
                           August 31, 1997

                           Condensed Consolidated Statements of Cash Flows                        6
                           for the Nine Months Ended August 31, 1998 and
                           August 31, 1997

                           Notes to Condensed Consolidated Financial Statements                   7

Item 2.           Management's Discussion and Analysis                                            9
                  or Plan of Operation


PART II - OTHER INFORMATION



Item 1.           Legal Proceedings                                                              13

Item 2.           Changes in Securities                                                          13

Item 3.           Defaults Upon Senior Securities                                                13

Item 4.           Submission of Matters to a Vote of Security Holders                            13

Item 5.           Other Information                                                              13

Item 6.           Exhibits and Reports on Form 8-K                                               13

Signatures                                                                                       14

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         August 31,            November 30,
                                                                            1998                   1997
                                                                        ------------           ------------
ASSETS (Note 4)                                                          (Unaudited)               (Note)
Current assets:
    Cash                                                                $     27,000           $    137,000
    Accounts receivable trade, less allowance for doubtful
       accounts of $5,000 at August 31, 1998
       and  November 30, 1997, respectively                                  280,000                335,000
    Inventories (Note 2)                                                   1,215,000              1,037,000
    Current portion of note receivable (Note 3)                              174,000                198,000
    Other current assets                                                     294,000                262,000
                                                                        ------------           ------------
Total current assets                                                       1,990,000              1,969,000

Property and equipment, less accumulated depreciation
    of $924,000 and $778,000 at May 31, 1998 and
    November 30, 1997, respectively                                        3,051,000              1,293,000
Note receivable from the sale of discontinued business
    less current portion (Note 3)                                                 --                111,000
Debt issue costs, net (Note 4)                                                64,000                     --
Goodwill, less accumulated amortization of $354,000
    and $323,000 at August 31, 1998 and November 30,
    1997, respectively                                                       388,000                419,000
Patents and trademarks, net                                                  122,000                115,000
                                                                        ------------           ------------
                                                                        $  5,615,000           $  3,907,000
                                                                        ============           ============

LIABILITIES AND NET CAPITAL DEFICIENCY
  Current liabilities:
    Accounts payable                                                    $    273,000           $    625,000
    Accrued expenses                                                         220,000                372,000
    Interest payable                                                         343,000                330,000
    Line of credit (Note 4)                                                7,713,000              3,750,000
                                                                        ------------           ------------
Total current liabilities                                                  8,549,000              5,077,000

Net capital deficiency
    Preferred stock, no par value, 2,000,000 shares authorized
       and none issued and outstanding                                            --                     --
    Common stock, no par value, 50,000,000 shares
       authorized; 12,943,385 shares issued and
       outstanding at August 31, 1998 and
       November 30, 1997                                                  25,907,000             25,907,000
    Common stock warrants                                                    349,000                301,000
    Accumulated deficit                                                  (29,190,000)           (27,378,000)
                                                                        ------------           ------------
Net capital deficiency                                                    (2,934,000)            (1,170,000)
                                                                        ------------           ------------
                                                                        $  5,615,000           $  3,907,000
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

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      Three Months Ended August 31,
                                                    -----------------------------------
                                                        1998                   1997
                                                    ------------           ------------
Net sales                                           $    934,000           $  1,011,000
Cost of sales                                            796,000                765,000
                                                    ------------           ------------
Gross profit                                             138,000                246,000

Operating expenses:
    Marketing and selling                                149,000                147,000
    General and administrative                           413,000                340,000
    Research and development                              40,000                123,000
                                                    ------------           ------------
Total operating expenses                                 602,000                610,000
                                                    ------------           ------------

Loss from operations                                    (464,000)              (364,000)
Other income                                                  --                     --
Interest income (expense), net                          (261,000)               (76,000)
                                                    ------------           ------------
Loss before provision
    for state income taxes                              (725,000)              (440,000)

Provision for state income taxes - current                    --                     --
                                                    ------------           ------------

Net loss                                            $   (725,000)          $   (440,000)
                                                    ============           ============

Weighted average shares outstanding                   12,943,000             12,943,000
                                                    ============           ============

Basic and diluted loss per share                    $      (0.06)          $      (0.03)
                                                    ============           ============



                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        Nine Months Ended August 31,
                                                    -----------------------------------
                                                        1998                   1997
                                                    ------------           ------------
Net sales                                           $  3,019,000           $  2,602,000
Cost of sales                                          2,437,000              1,976,000
                                                    ------------           ------------
Gross profit                                             582,000                626,000

Operating expenses:
    Marketing and selling                                396,000                424,000
    General and administrative                         1,219,000                946,000
    Research and development                             189,000                313,000
                                                    ------------           ------------
Total operating expenses                               1,804,000              1,683,000
                                                    ------------           ------------

Loss from operations                                  (1,222,000)            (1,057,000)
Other income                                               1,000                     --
Interest income (expense), net                          (590,000)              (195,000)
                                                    ------------           ------------
Loss before provision
    for state income taxes                            (1,811,000)            (1,252,000)

Provision for state income taxes - current                 1,000                  1,000
                                                    ------------           ------------

Net loss                                            $ (1,812,000)          $ (1,253,000)
                                                    ============           ============

Weighted average shares outstanding                   12,943,000             12,943,000
                                                    ============           ============

Basic and diluted loss per share                    $      (0.14)          $      (0.10)
                                                    ============           ============



                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                             Nine Months Ended August 31,
                                                                          ---------------------------------
                                                                              1998                 1997
                                                                          -----------           -----------
OPERATING ACTIVITIES
Net loss                                                                  $(1,812,000)          $(1,253,000)
Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                                      184,000               168,000
           Provision for loss on accounts receivable                               --                (1,000)
           Net change in operating assets and liabilities:
              Decrease in accounts receivable                                  55,000                 4,000
              Increase in inventories                                        (178,000)             (510,000)
              (Increase) decrease in other current assets                     (32,000)                9,000
              Increase (decrease) in accounts payable and
               accrued expenses                                              (504,000)               17,000
              Increase in interest payable                                     13,000               197,000
                                                                          -----------           -----------
Net cash used in operating activities                                      (2,274,000)           (1,369,000)
                                                                          -----------           -----------

INVESTING ACTIVITIES
Purchase of equipment                                                      (1,904,000)             (298,000)
Decrease in note receivable from sale of discontinued operations              135,000               130,000
Increase in other assets                                                      (14,000)              (15,000)
                                                                          -----------           -----------
Net cash used in investing activities                                      (1,783,000)             (183,000)
                                                                          -----------           -----------

FINANCING ACTIVITIES
Proceeds from line of credit                                                3,963,000             1,500,000
Warrants issued to majority shareholder                                        48,000                    --
Debt issue costs, net                                                         (64,000)                   --
                                                                          -----------           -----------
Net cash provided by financing activities                                   3,947,000             1,500,000
                                                                          -----------           -----------

NET DECREASE IN CASH                                                         (110,000)              (52,000)
CASH - BEGINNING OF PERIOD                                                    137,000               189,000
                                                                          -----------           -----------
CASH - END OF PERIOD                                                      $    27,000           $   137,000
                                                                          ===========           ===========



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

BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended August 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1997.

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

2.  FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                         AUGUST 31,         NOVEMBER 30,
                            1998                 1997
                         ----------          ----------
Raw materials            $  442,000          $  156,000
Work in process              94,000             265,000
Finished goods              679,000             616,000
                         ==========          ==========
                         $1,215,000          $1,037,000
                         ==========          ==========

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

The Agreement was amended further on September 30, 1996, April 15, 1997, and September 19, 1997. Each amendment increased the credit line by $1,000,000, up to a total of $4,000,000, and extended the termination date, up to a termination date of June 30, 1998. Trilon Dominion received a warrant to purchase 100,000 shares at the market price with each credit line increase, and a warrant to purchase 25,000 shares at the market price with each termination date extension. Warrants for 225,000 shares were issued in each of fiscal years 1996 and 1997. The Company recorded the estimated fair value of the warrants issued in fiscal year 1997 at $0.07 per underlying common share with a corresponding charge to earnings of $16,000 in fiscal 1997.

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

On August 5, 1998, September 1, 1998, and October 1, 1998, the Company and Trilon Dominion completed Demand Notes at an interest rate of 11.5% to fund the Company's ongoing operations. The August and September notes each were in the amount of $220,000 and the October note was in the amount of $250,000.

5.  COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

During the first nine months of 1998, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1997, under Note 6 to the financial statements included therein.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During fiscal year 1998, the Company has focused primarily on completing construction of the equipment for the new glove production line and installing that equipment in the Company's leased plant facility in Tijuana, Mexico. The installation phase has been completed, and the equipment is now in the start-up phase. Management expects the line to begin production of the Company's DuraCLEAN(R) polyurethane gloves in the fourth quarter of 1998.

In addition, the Company has improved the performance of its contamination control business during fiscal year 1998 by introducing the new UltraSOLV(TM) ScrubPAD and Chamber Cleaning Kit for maintenance of equipment used in the industrial electronics industry, increasing sales of the UltraSOLV(TM) Rollers to a major computer disk drive manufacturer, and reducing production costs by moving some manufacturing operations to Tijuana, Mexico. As a result, sales of contamination control products are up 13% and gross profit is up 16% for the first nine months of fiscal year 1998 versus the same period in 1997.

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

Quarter

Net sales decreased by $77,000 (7.6%) to $934,000 in the third quarter of 1998 from $1,011,000 in the third quarter of 1997, due to reduced shipments of contamination control wipers which offset increases in sales of other contamination control products, including swabs, rollers, and scrub pads.

Nine Months

Net Sales increased by $417,000 (16.0%) to $3,019,000 in the first nine months of 1998 from $2,602,000 in the same period of 1997 due to increased sales of contamination control rollers and scrub pads, which offset lower sales of swabs and wipers. The sales increase also was related to an abnormal inventory reduction by a major distributor of contamination control wipers in the first quarter of 1997.

GROSS PROFIT

Quarter

Gross profit decreased by $108,000 to $138,000 in the third quarter of 1998 from $246,000 in the third quarter of 1997, primarily due to increased glove plant expenses. Gross profit margin as a percent of sales decreased to 14.8% in the third quarter of 1998 from 24.3% in the third quarter of 1997. Excluding the impact of the glove sales and the related cost of sales on gross profit, the gross profit margin as a percent of sales increased to 33.2% in the third quarter of 1998 from 30.9% in the third quarter of 1997.

Nine Months

Gross profit decreased by $44,000 to $582,000 in the first nine months of 1998 from $626,000 in the same period of 1997, primarily due to increased glove plant expenses. Gross profit margin as a percent of sales decreased to 19.3% in the first nine months of 1998 from 24.1% in the same period of 1997. Excluding the impact of the glove sales and the related cost of sales on gross profit, the gross profit margin as a percent of sales increased to 32.7% in the first nine months of 1998 from 32.1% in the first nine months of 1997.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

Selling, general and administrative expenses increased by $75,000 (13.3%) to $562,000 in the third quarter of 1998 from $487,000 in the third quarter of 1997. In the first nine months of 1998, selling, general and administrative expenses increased by $245,000 (17.9%) to $1,615,000 from $1,370,000 in the same period of 1997.
The increase in both periods was primarily due to additional personnel expenses.


RESEARCH AND DEVELOPMENT

Research and development expenses decreased $83,000 (67.5%) to $40,000 in the third quarter of 1998 from $123,000 in the third quarter of 1997. In the first nine months of 1998, research and development expenses decreased by $124,000 (39.6%) to $189,000 from $313,000 in the same period of 1997. The decline in both periods was primarily due to decreased project expenses.

As a percentage of sales, research and development expenses were 4.4% in the third quarter of 1998, compared to 12.2% in the third quarter of 1997. For the first nine months of 1998, research and development expenses as a percentage of sales were 6.3%, compared to 12.0% in the same period of 1997.


INTEREST INCOME (EXPENSE), NET

The Company reported higher interest expense in the third quarter and nine months of 1998 versus the same period of 1997 due to increased debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (see Note 4).

INCOME TAXES

For the quarters and nine months ended August 31, 1998 and August 31, 1997, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1998 and 1997.


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

During 1997 and the first nine months of 1998, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $2,274,000 in the first nine months of 1998 versus net cash used in operating activities of $1,369,000 in the first nine months of 1997. The increase in the cash used in operating activities was due to an increase in the net loss primarily due to higher interest expense, payments on accounts payable and a reduction in interest payable related to the Amended Agreement with Trilon Dominion.

Net cash used in investing activities was $1,783,000 in the first nine months of 1998, versus net cash used in investing activities of $183,000 in the first nine months of 1997. The increase in cash used resulted from the purchase of glove production equipment.

Net cash provided by financing activities was $3,947,000 in the first nine months of 1998 versus $1,500,000 in the first nine months of 1997. The debt financing in both years was obtained from Trilon Dominion Partners, LLC.

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

On August 5, 1998, September 1, 1998, and October 1, 1998, the Company and Trilon Dominion completed Demand Notes at an interest rate of 11.5% to fund the Company's ongoing operations. The August and September notes each were in the amount of $220,000 and the October note was in the amount of $250,000.

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

           None

ITEM 5.    OTHER INFORMATION:

            None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS:

           10.116 Employment Agreement dated May 18, 1998, between the Registrant and Mr. Paul Fennell.

           10.117 Sales Representative Agreement dated June 1, 1998 between the Registrant and Exxustech, Inc.

           10.118 Exclusive Product Supply Agreement dated July 28, 1998 between the Registrant and Time Release Sciences, Inc.

           10.119 Independent Consultant Agreement dated August 5, 1998 between the Registrant and Percura, Inc.

           10.120 Employment Agreement dated August 17, 1998 between the Registrant and Mr. Kevin Mulvihill.

           10.121 Demand Note dated August 5, 1998 between the Registrant and Trilon Dominion Partners, L.L.C.

           10.122 Demand Note dated September 1, 1998 between the Registrant and Trilon Dominion Partners, L.L.C.

           10.123 Demand Note dated October 1, 1998 between the Registrant and Trilon Dominion Partners, L.L.C.

           (b)  REPORTS ON FORM 8-K:

                None

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WILSHIRE TECHNOLOGIES, INC.



Dated:  October 12, 1998                    By: /s/ James W. Klingler
                                               ---------------------------------
                                               James W. Klingler
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit                                                                                  Sequentially
Number                                         Description                               Numbered Page
------                                         -----------                               -------------
10.116              Employment Agreement dated May 18, 1998, between the                       16
                    Registrant and Mr. Paul Fennell.

10.117              Sales Representative Agreement dated June 1, 1998                          24
                    between the Registrant and Exxustech, Inc.

10.118              Exclusive Product Supply Agreement dated July 28, 1998                     34
                    between the Registrant and Time Release Sciences, Inc.

10.119              Independent Consultant Agreement dated August 5, 1998                      42
                    between the Registrant and Percura, Inc.

10.120              Employment Agreement dated August 17, 1998 between the                     47
                    Registrant and Mr. Kevin Mulvihill.

10.121              Demand Note dated August 5, 1998 between the Registrant and                56
                    Trilon Dominion Partners, L.L.C.

10.122              Demand Note dated September 1, 1998 between the Registrant and             57
                    Trilon Dominion Partners, L.L.C.

10.123              Demand Note dated October 1, 1998 between the Registrant and               58
                    Trilon Dominion Partners, L.L.C.