Form 10KSB40
period 1998-11-30
WILSHIRE TECHNOLOGIES INC
filed 1999-02-26
CIK 891762

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended November 30, 1998.

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______


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

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, no par value -
                                                                Quoted on the
                                                                OTC Bulletin
                                                                Board
                                                                ---------------
                                                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

        The issuer's revenues for its most recent fiscal year were $3,846,000.

        The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 1999 was approximately $1.7 million.

        The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,943,385 on January 31, 1999.

        Transitional Small Business Disclosure Format.    Yes   No  X__


================================================================================

WILSHIRE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------

Annual Report on Form 10-KSB -- November 30, 1998

--------------------------------------------------------------------------------

PART I                                                                           PAGE
-------------------------------------------------------------------------------------
Item 1.        Description of Business                                            2

Item 2.        Description of Property                                            5

Item 3.        Legal Proceedings                                                  5

Item 4.        Submission of Matters to a Vote of Security Holders                6
-------------------------------------------------------------------------------------
PART II
-------------------------------------------------------------------------------------
Item 5.        Market for Common Equity and Related Stockholder Matters           7

Item 6.        Management's Discussion and Analysis or Plan of Operation          7

Item 7.        Financial Statements                                              11

Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                               26
-------------------------------------------------------------------------------------
Part III
-------------------------------------------------------------------------------------
Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act                 27

Item 10.       Executive Compensation                                            27

Item 11.       Security Ownership of Certain Beneficial Owners and Management    27

Item 12.       Certain Relationships and Related Transactions                    27

-------------------------------------------------------------------------------------
Part IV
-------------------------------------------------------------------------------------
Item 13.       Exhibits, List and Reports on Form 8-K                            27
-------------------------------------------------------------------------------------

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


PRODUCTS

The Company specializes in the development, manufacture and marketing of disposable cleaning and contamination control products for use in clean rooms. The Company markets swabs, wipers and other disposable products used to help reduce particulate contamination in the semiconductor, disk drive and microelectronics industry clean rooms, which help to increase the yield and effectiveness of the manufactured products. The Company also manufactures and markets a proprietary synthetic glove for use in clean rooms in both the electronics and medical industries. All of the Company's products are sold under its brand names, including UltraSORB(R) and UltraSOLV(R) for wipers and swabs, and DuraCLEAN(R) and PolyDERM(TM) for gloves. The Company has received one patent and applied for two other patents on hydrophilic foam articles and cleaning methods for clean rooms including all UltraSOLV(R) and UltraSORB(R) products.

WIPERS. Clean room personnel use wipers for many applications, including the cleaning of manufacturing and processing equipment and production components, the decontamination of work surfaces and the removal of solvent or acid spills. The most important considerations in the selection of the proper wiper are the level of potential contamination contributed by the wiper, the wiper's absorbency and its cost. Since no wiper material is best for all purposes, the Company markets a variety of clean room wipers made of polyester and polyurethane, covering a wide range of characteristics, under its various brand names such as UltraSORB(R), UltraSOLV(R) and PolyClean(R).

Management believes that UltraSORB(R) is the first polyurethane foam wiper that is hydrophilic. i.e., able to absorb water and other aqueous solutions. These wipers provide the highly-absorbent, particle-trapping performance and abrasion-resistance of the UltraSORB(R) material at a price competitive with that of other foam wipers. Both the UltraSORB(R) and UltraSOLV(R) wipers are processed and packaged using proprietary methods in a Class 10 clean room to ensure that the wipers have an initial low-particulate level.

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

To meet the demand for an absorbent, clean, synthetic swab, the Company has developed a line of swabs fabricated from its UltraSOLV(R) polyurethane material. Similar to the UltraSOLV(R) wiper, the UltraSOLV(R) swab is the first polyurethane-foam swab that is hydrophilic and meets Class 1 and Class 10 specifications. UltraSOLV(R) has an open cellular structure which is highly-absorbent and has excellent particle trapping capability. Also, because of its abrasion resistance, the UltraSOLV(R) material does not generate particulate contamination during use.

SCRUBPADS. In 1998 the Company began commercial shipments of its UltraSOLV(R) ScrubPADs which provide a clean replacement for commercial abrasive pads constructed of tangled fibers frequently used in wet-clean procedures for process equipment used in the semiconductor, disk media, magnetic head and flat panel display industries. Highly cleaned and uniform silicon carbide grit is bonded to an inter-liner that attaches to UltraSOLV(R) foam, providing uniform abrasion and controlled moisture release for thorough removal of hardened residues without scoring. UltraSOLV(R) ScrubPADs have been designed to reduce cleaning times, pump-down times and contamination levels of wet-clean procedures.

GLOVES. Most of the gloves purchased in the United States for use in Class 1, 10 and 100 clean rooms are latex or polyvinyl chloride ("PVC") medical gloves post-processed to be cleaner than the typical hospital or surgeon's glove. Latex-based and PVC-based gloves have several disadvantages: (1) the gloves are prone to deterioration during use, thereby generating excessive particulate contamination; (2) the gloves are not breathable; and (3) users may suffer from latex sensitivity.

The Company has developed the DuraCLEAN(R) clean room glove composed of a proprietary polyurethane material which the Company believes addresses these problems. The Company believes that its polyurethane gloves are superior to latex gloves in many ways, including breathability, durability, biocompatibility and resistance to tearing, yet will be less expensive to manufacture than other non-latex gloves. For semiconductor markets, the added benefit of the glove's electrostatic dissipative (ESD) properties is a great advantage. Also, the gloves have the lowest total non-volatile residues and total organic carbon levels in the industry. Although these gloves are premium priced, management believes they are cost effective for clean room users because they can be worn longer and changed less frequently than less expensive latex gloves. The Company has been testing these gloves with several major semiconductor customers and is currently operating a developmental glove line in its Tijuana, Mexico plant facility to supply test sites. The Company's first full-scale glove production line is expected to begin operation in the first quarter of 1999.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

The Company has applied for three patents on various products and one of those patents has been issued. The Company will apply for additional patents where deemed appropriate.

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


MANUFACTURING

The Company purchases UltraSORB(R) and UltraSOLV(R), the breathable, hydrophilic polyurethane foams currently used in its swabs and wipers, from Time Release Sciences, Inc. Management believes that it can secure an alternative source of supply if required. Further, Management believes that satisfactory substitutes can be developed, over time, for use in its UltraSORB(R) and UltraSOLV(R) products should the foam cease to be available.

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

The Company manufactures the DuraCLEAN(R) gloves on its own equipment, using a proprietary process in its leased facility in Tijuana, Mexico. The Company purchases the polymer for the gloves from The Polymer Technology Group, Inc. under the terms of an exclusive supply agreement. Certain processes required to finish the product are performed in Mexico by Advanced Barrier Technologies, Inc. in accordance with Company procedures.

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

SALES, MARKETING AND DISTRIBUTION

The Company's swabs, wipers, gloves and other specialty products are marketed directly to end-users through a limited number of internal sales personnel and are sold through international, national and regional distributors. During 1998 the Company sold approximately 33% of its products through VWR Scientific Products and approximately 16% of its products through international distributors.


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

The Company believes the clean room market has a large number of competitors, some of which, such as Johnson & Johnson are much larger than the Company. Other competitors include Texwipe, Berkshire Corporation, Contec Inc., Coventry Manufacturing Co., Kimberly Clark Corp., and Baxter International.

A number of major corporations manufacture and sell latex and non-latex gloves to the clean room markets. These include Baxter International, Smith and Nephew Perry, and Ansell Edmont.


EMPLOYEES

As of November 30, 1998, the Company had 19 full-time employees, of whom 8 were employed in manufacturing and shipping, 5 in sales and marketing, 1 in engineering, and 5 in administration.

ITEM 2.  DESCRIPTION OF PROPERTY.

In August 1997, the Company completed a five-year Lease Agreement with Messrs. Frank Naliboff and Nathan Morton for a 25,500 square-foot office and warehouse facility in Carlsbad, California. Under the terms of the lease, the Company will pay rent of $17,500 per month for the first year, beginning January 1, 1998 with annual rent increases of $500 per month in each of the following four years. The lease expires on December 31, 2002 and can be renewed by mutual agreement of the parties.

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

In December, 1998, the Company completed two sublease agreements, one with Software of the Month Club, Inc ("SOMC"), and the other with Intecon Systems, Inc. ("Intecon") for space in the Company's leased facility in Carlsbad, California. The SOMC sublease is for 7,170 square feet for 24 months beginning January 1, 1999 at a monthly rent of $3,872, plus utilities. The Intecon sublease is for 800 square feet for 6 months beginning February 1, 1999 at a monthly rent of $432, plus utilities. Both subleases can be renewed by mutual agreement of the parties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act (Proxy Statement dated March 20, 1998) for the Annual Meeting of Shareholders held on April 30, 1998. The only matter submitted to the shareholders was the election of five directors. There was no solicitation in opposition to management's nominees for directors, listed in the Proxy Statement. The number of shares entitled to vote at the meeting was 12,943,385. Of these 11,890,432 were represented. Holders of 5,100 shares withheld voting authority. All nominees were elected by the affirmative vote of 11,885,332 shares.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was initially quoted on NASDAQ under the trading symbol "WITE". On March 9, 1993, the Company began trading on the American Stock Exchange ("AMEX") under the trading symbol "WIL". On December 19, 1996, the AMEX filed an application to delist the Company's common stock from the AMEX because the Company had not met certain financial guidelines necessary for continued listing. The final day of trading was Friday, January 17, 1997. On Monday, January 20, 1997, the Company's common stock was quoted and traded on the OTC Bulletin Board ("OTCBB") under the symbol "WILK". On January 31, 1999, there were approximately 120 holders of record of the Company's Common Stock and in excess of 500 beneficial holders. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

The following table sets forth by fiscal quarters the high and low daily closing sales prices quoted for one share of the Company's Common Stock on the AMEX and OTCBB in FY1997, and on the OTCBB in FY 1998.

    FY1997                                  HIGH          LOW
    ------                                  ----          ---
        First Quarter                       1-3/16        3/8
        Second Quarter                       15/16        7/16
        Third Quarter                        15/16       19/32
        Fourth Quarter                      1-1/16        7/16

    FY1998
    ------
        First Quarter                        11/16        5/16
        Second Quarter                       19/32        9/32
        Third Quarter                        21/32        7/32
        Fourth Quarter                       11/16        9/32


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS.

OVERVIEW

The Company achieved record sales of $3.8 million in fiscal year 1998 and recorded the lowest loss from operations in its 6 years as a public company.

During 1998, the Company focused on completing construction of the equipment for the new glove production line and installing the equipment in the Company's leased plant facility in Tijuana, Mexico. The installation phase has been completed, and the equipment is now in the start-up phase. Management expects the line to begin production of the Company's DuraCLEAN(R) polyurethane gloves in the first quarter of fiscal year 1999.

Also, the Company has improved the performance of its contamination control business during fiscal year 1998 by introducing the new UltraSOLV(R) ScrubPAD and Chamber Cleaning Kit for maintenance of equipment used in the industrial electronics industry, increasing sales of the UltraSOLV(R) Rollers to a major computer disk drive manufacturer, and reducing production costs by moving some manufacturing operations to Tijuana, Mexico. As a result, sales of contamination control products are up 10%, gross profit is up 57% and gross profit margin improved by 9.5% points for fiscal year 1998 versus fiscal year 1997.

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

Net Sales increased by $387,000 (11.2%) to $3,846,000 in 1998 from $3,459,000 in
1997, due to increased sales of contamination control products. Increased sales of rollers and scrubpads offset a decline in sales of swabs and wipers in 1998 versus 1997.

GROSS PROFIT

Gross profit increased by $115,000 to $551,000 in 1998 from $436,000 in 1997, primarily due to increased sales and a favorable product mix in contamination control products, partially offset by costs of the developmental glove line. Gross profit margin as a percent of sales increased to 14.3% in 1998 from 12.6% in 1997. Excluding the impact of the glove sales and cost of sales on gross profit, the gross profit margin as a percentage of sales was 31.4% in 1998, and 21.9% in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

Selling, general and administrative expenses increased $283,000 (14.8%) to $2,194,000 in 1998 from $1,911,000 in 1997, primarily due to additions in sales personnel and higher professional fees.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $248,000 (56.8%) to $189,000 in 1998 from $437,000 in 1997 primarily due to reductions in research and development personnel and in project expense. As a percentage of sales, research and development expenses were 4.9% in 1998, compared to 12.6% in 1997.

INTEREST INCOME (EXPENSE), NET

Net interest expense increased by $562,000 to $871,000 in 1998 from $309,000 in 1997. The interest expense was related primarily to the line of credit with Trilon Dominion Partners, LLC ("Trilon Dominion") (see Note 4 to notes to the consolidated financial statements).

INCOME TAXES

For the fiscal years ended November 30, 1998 and 1997, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1998 and 1997.

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

During 1997 and 1998, the Company has not generated sufficient cash from operations to fund its working capital requirements. Net cash used in operating activities was $2,497,000 in 1998 versus $1,692,000 in

1997. The increase in the cash used in operating activities in 1998 was primarily due to an increase in losses in 1998, and to payment of past due accounts payable.

Net cash used in investing activities was $2,324,000 in 1998 versus $636,000 in 1997, primarily due to the purchase of equipment in 1998 for the new glove production line in Mexico.

Net cash provided by financing activities was $4,726,000 in 1998 versus $2,276,000 in 1997. Debt financing in 1998 and 1997 was obtained from Trilon Dominion. The details of the debt financing are provided in Note 4 to the consolidated financial statements.

On January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1,000,000 secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest was payable monthly at a rate of prime plus 3.75%. The Agreement was amended on June 30, 1996, September 30, 1996, April 15, 1997, and September 19, 1997, to a total credit line of $4,000,000 and a termination date of June 30, 1998. See Note 4 to the consolidated financial statements for details of the Agreement and Amendments.

On January 7, 1998, February 17, 1998 and March 10, 1998, the Company and Trilon Dominion completed Demand Notes, each for $250,000 at an interest rate of 12.25%, to fund the Company's ongoing operations until a new credit facility could be completed.

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement":) which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the three Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and the interest was payable quarterly at an annual rate of 11.5%. In connection with the Amendment Agreement, the Company paid Trilon $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase 650,000 shares as a debt issuance cost in the second quarter of fiscal year 1998 at $0.07 per underlying common share. Also, under the terms of the Amended Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable when the Company and Trilon Dominion agreed to extend the due date of the principal and interest from December 31, 1998 to January 31, 2000. The second warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.42 per underlying common share and expires on March 31, 2003.

On August 5, 1998, September 1, 1998, October 1, 1998, November 2, 1998, December 1, 1998, January 4, 1999, and February 1, 1999, the Company and Trilon Dominion completed Demand Notes at an interest rate of 11.5% to fund the Company's ongoing operations. The August and September notes each were in the amount of $220,000, the October, January and February notes each were in the amount of $250,000, the November note was in the amount of $240,000 and the December note was in the amount of $260,000.

As of January 31, 1999, the Company has used its current credit facilities and anticipates continuing negative cash flow through at least the first half of fiscal year 1999. Trilon Dominion, the Company's largest shareholder with over 72% of the shares outstanding, has continued to provide financial support to the Company during 1998, and management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 1999.

YEAR 2000 ISSUE

The Company has assessed its readiness for the Year 2000 by focusing on four key areas: (1) internal infrastructure readiness, addressing internal hardware and software, and non-information technology systems; (2) product readiness, addressing the functionality of the Company's products; (3) supplier readiness, addressing the preparedness of key suppliers to the Company, and (4) customer readiness, addressing customer support and transactional activity. For each readiness area, the Company is performing a risk assessment, conducting testing and remediation, developing contingency plans to mitigate unknown risk, and communicating with employees, suppliers, customers and other third parties to raise awareness of the Year 2000 issue.

Internal Infrastructure Readiness. The Company, assisted by third parties, has conducted an assessment of internal applications and computer hardware. Some software applications have been made Year 2000 compliant, and resources have been assigned to address other applications based on their importance and the time required to make them Year 2000 compliant. All software remediation is expected to be completed no later than May 1999. The Year 2000 compliance evaluation of hardware, including servers, desktops, telecommunication equipment and non-information technology systems, has been completed. All hardware remediation is expected to be completed no later than August 1999.

Product Readiness. The Company has conducted an assessment to identify and resolve possible Year 2000 issues existing in the Company's products. To date, the Company has not identified any Year 2000 issues with its products.

Supplier Readiness. The Company has identified and contacted key suppliers to solicit information on their Year 2000 readiness. To date, the responses the Company has received indicate that the Company's key suppliers are in compliance with Year 2000 requirements. Based on the Company's assessment of each supplier's progress to adequately address the Year 2000 issue, the Company will develop a supplier action list and contingency plans.

Customer Readiness. The Company will be contacting its customers to assess their Year 2000 readiness. Based on the Company's assessment of each customer's progress to adequately address the Year 2000 issue, the Company will develop a customer action list and contingency plans.

The Company estimates that the cost of complying with the Year 2000 requirements will be approximately $35,000 in additional software and hardware purchases. The Company is continuing its assessments and developing alternatives that will necessitate refinement of this estimate over time. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the remedial actions described in this section.

Since the efforts described above are ongoing, all potential Year 2000 complications have not yet been identified. Therefore, while the Company continues to believe the Year 2000 issues discussed above will not have a materially adverse impact on its business, financial condition or results of operations, it is not possible to determine with certainty whether or to what extent the Company may be affected.

ITEM 7.    FINANCIAL STATEMENTS.

                   Index to Consolidated Financial Statements


                     Years ended November 30, 1998 and 1997

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

                Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Shareholders
Wilshire Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Wilshire Technologies, Inc. as of November 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity (net capital deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilshire Technologies, Inc. at November 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ ERNST & YOUNG LLP

San Diego, California
January 15, 1999

                           WILSHIRE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       November 30,
                                                                             -------------------------------
                                                                                  1998              1997
                                                                             ------------       ------------
ASSETS (Note 4)
Current assets:
      Cash                                                                   $     42,000       $    137,000
      Accounts receivable trade, less allowance for doubtful
           accounts of $5,000 at November 30, 1998 and
           November 30, 1997, respectively                                        310,000            335,000
      Inventories (Note 2)                                                      1,228,000          1,037,000
      Current portion of note receivable (Note 3)                                 127,000            198,000
      Other current assets                                                        246,000            262,000
                                                                             ------------       ------------
Total current assets                                                            1,953,000          1,969,000

Property and equipment, less accumulated depreciation (Note 2)                  3,565,000          1,293,000
Note Receivable from the sale of discontinued business
      less current portion (Note 3)                                                    --            111,000
Goodwill, less accumulated amortization of $365,000
      and $323,000 at November 30, 1998 and November 30,
      1997, respectively                                                          377,000            419,000
Patents and trademarks, net                                                       116,000            115,000
                                                                             ------------       ------------
                                                                             $  6,011,000       $  3,907,000
                                                                             ============       ============
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
      Accounts payable                                                       $    412,000       $    625,000
      Accrued expenses                                                            416,000            372,000
      Interest payable                                                            578,000            330,000
      Line of credit, net of debt issue costs (Note 4)                          8,407,000          3,750,000
                                                                             ------------       ------------
Total current liabilities                                                       9,813,000          5,077,000

Commitments and contingencies (Note 6)
Net capital deficiency (Note 7):
      Preferred stock, no par value, 2,000,000 shares authorized
           and none issued and outstanding                                             --                 --
      Common stock, no par value, 50,000,000 shares
           authorized; 12,943,385 shares issued and
           outstanding at November 30, 1998 and
           November 30, 1997, respectively                                     25,907,000         25,907,000
      Common stock warrants and options                                           370,000            301,000
      Accumulated deficit                                                     (30,079,000)       (27,378,000)
                                                                             ------------       ------------
Net capital deficiency                                                         (3,802,000)        (1,170,000)
                                                                             ------------       ------------
                                                                             $  6,011,000       $  3,907,000
                                                                             ============       ============


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended November 30,
                                                      -------------------------------
                                                         1998                1997
                                                      ------------       ------------
      Net sales                                       $  3,846,000       $  3,459,000
      Cost of sales                                      3,295,000          3,023,000
                                                      ------------       ------------
      Gross profit                                         551,000            436,000

      Operating expenses:
           Marketing and selling                           553,000            568,000
           General and administrative                    1,641,000          1,343,000
           Research and development                        189,000            437,000
                                                      ------------       ------------
      Total operating expenses                           2,383,000          2,348,000
                                                      ------------       ------------

      Loss from operations                              (1,832,000)        (1,912,000)
      Other income                                           3,000                 --
      Interest income (expense), net                      (871,000)          (309,000)
                                                      ------------       ------------
      Loss before provision
           for state income taxes                       (2,700,000)        (2,221,000)

      Provision for state income taxes - current             1,000              1,000
                                                      ------------       ------------

Net loss                                              $ (2,701,000)      $ (2,222,000)
                                                      ============       ============
Weighted average shares outstanding                     12,943,000         12,943,000
                                                      ============       ============
Basic and diluted loss per share                      $      (0.21)      $      (0.17)
                                                      ============       ============


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                     YEARS ENDED NOVEMBER 30, 1998 AND 1997

                                                                     Common stock
                                        Common stock              warrants and options
                                 -------------------------      ------------------------    Accumulated
                                   Shares        Amount          Warrants      Amount         deficit         Total
                                 ------------------------       ------------------------   -------------   ------------
Balances - November 30, 1996     12,943,385   $25,857,000       2,975,000      $275,000   $(25,156,000)    $   976,000

     Issuance of warrants                --            --         375,000        26,000             --          26,000

     Contribution to capital             --        50,000              --            --             --          50,000

     Net loss                            --            --              --            --     (2,222,000)     (2,222,000)
                                 ----------    ----------       ---------      --------   ------------     -----------
Balances - November 30, 1997     12,943,385    25,907,000       3,350,000       301,000    (27,378,000)     (1,170,000)

     Issuance of warrants                --            --         790,000        69,000             --          69,000
         and options

     Net loss                            --            --              --            --     (2,701,000)     (2,701,000)
                                 ----------   -----------       ---------      --------   ------------     -----------
Balances - November 30, 1998     12,943,385   $25,907,000       4,140,000      $370,000   $(30,079,000)    $(3,802,000)
                                 ==========   ===========       =========      ========   ============     ===========


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended November 30,
                                                                        -----------------------------
                                                                           1998             1997
                                                                        -----------       -----------
OPERATING ACTIVITIES
Net loss                                                                $(2,701,000)      $(2,222,000)
Adjustments to reconcile net loss to net cash
           used in operating activities:
               Depreciation and amortization                                275,000           234,000
               Warrants and options issued to majority shareholder
                 and suppliers                                               23,000            26,000
               Provision for loss on accounts receivable                         --           (12,000)
               Loss on disposal of equipment                                     --            38,000
               Expense paid by majority shareholder                              --            50,000
               Net change in operating assets and liabilities:
                    Decrease in accounts receivable                          25,000           248,000
                    Increase in inventories                                (191,000)         (446,000)
                    Increase (decrease) in other current assets              16,000           (31,000)
                    (Increase) decrease in accounts payable and
                     accrued expenses                                      (169,000)          150,000
                    Increase in interest payable                            248,000           299,000
                                                                        -----------       -----------
Net cash used in operating activities                                    (2,474,000)       (1,666,000)
                                                                        -----------       -----------
INVESTING ACTIVITIES
Purchase of equipment                                                    (2,497,000)         (792,000)
Decrease in note receivable from sale of discontinued operations            182,000           175,000
Increase in other assets                                                     (9,000)          (19,000)
                                                                        -----------       -----------
Net cash used in investing activities                                    (2,324,000)         (636,000)
                                                                        -----------       -----------
FINANCING ACTIVITIES
Proceeds from line of credit                                              4,673,000         2,250,000
Warrants issued to majority shareholder                                      46,000                --
Debt issue costs, net                                                       (16,000)               --
                                                                        -----------       -----------
Net cash provided by financing activities                                 4,703,000         2,250,000
                                                                        -----------       -----------
NET DECREASE IN CASH                                                        (95,000)          (52,000)
CASH - BEGINNING OF PERIOD                                                  137,000           189,000
                                                                        -----------       -----------
CASH - END OF PERIOD                                                    $    42,000       $   137,000
                                                                        ===========       ===========


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

BASIS OF PRESENTATION

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. The Company is attempting to raise additional capital to fund its ongoing operations and capital requirements, and management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 1999.

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

INTANGIBLE ASSETS

Goodwill is being amortized over 17 years. For each of the years ended November 30, 1998 and 1997, amortization was $42,000.

CONCENTRATION OF CREDIT RISK

Sales to a national distributor accounted for 33% and 49% of total sales during 1998 and 1997, respectively. Otherwise, the Company's customers are dispersed across different industries and geographic locations. The Company reviews a potential customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Management does not believe significant credit risks exist.

LOSS PER SHARE

Net loss per common share in fiscal 1998 and 1997 was computed using the weighted average number of common shares outstanding during the period which excludes all common equivalent shares since they are antidilutive.

During the period ending February 28, 1998, the Company adopted Statement of Financial Standards (SFAS) No. 128, Earnings Per Share. The adoption of this statement did not have a material impact since the Company has reported losses and the impact of common stock equivalents is not included in the net loss per share calculations as their effect is anti-dilutive or not required.

NEW ACCOUNTING STANDARDS

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

2.   FINANCIAL STATEMENTS INFORMATION

Inventories consist of the following:

                                                     NOVEMBER 30,
                                               ------------------------
                                                   1998           1997
                                               -----------   ----------
Raw materials                                  $  604,000    $  156,000
Work in process                                   239,000       265,000
Finished goods                                    385,000       616,000
                                               ----------    ----------
                                               $1,228,000    $1,037,000
                                               ==========    ==========


Property and equipment consist of the following:

                                                     NOVEMBER 30,
                                               ------------------------
                                                   1998         1997
                                               -----------   ----------
Machinery and equipment                        $ 4,007,000   $1,008,000
Furniture and office equipment                     372,000      370,000
Leasehold improvements                             144,000       45,000
Construction in progress                                --      648,000
                                               -----------   ----------
                                                 4,523,000    2,071,000
Less accumulated depreciation and
amortization                                      (958,000)    (778,000)
                                               -----------   ----------
                                               $ 3,565,000   $1,293,000
                                               ===========   ==========

3.   NOTE RECEIVABLE

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

The Agreement was amended further on September 30, 1996, April 15, 1997, and September 19, 1997. Each amendment increased the credit line by $1,000,000, up to a total of $4,000,000, and extended the termination date, to June 30, 1998. Trilon Dominion received a warrant to purchase 100,000 shares at the market price with each credit line increase, and a warrant to purchase 25,000 shares at the market price with each termination date extension. Warrants for 225,000 shares were issued in each of fiscal years 1996 and 1997 and warrants for 50,000 shares were issued in fiscal year 1998. The Company recorded the estimated fair value of the warrants issued in fiscal year 1997 and fiscal year 1998 at $0.07 per underlying common share with a corresponding charge to earnings of $16,000 in fiscal 1997 and $3,500 in fiscal year 1998.

On January 7, 1998, February 17, 1998 and March 10, 1998, the Company and Trilon Dominion completed Demand Notes, each for $250,000 at an interest rate of 12.25%, to fund the Company's ongoing operations until a new credit facility could be completed.

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement":) which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the three Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and the interest was payable quarterly at an annual rate of 11.5%. In connection with the Amendment Agreement, the Company paid Trilon $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase 650,000 shares as a debt issuance cost in the second quarter of fiscal year 1998 at $0.07 per underlying common share. On December 31, 1998, under the terms of the Amended Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable when the Company and Trilon Dominion agreed to extend the due date of the principal and interest from December 31, 1998 to January 31, 2000. The second warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.42 per underlying common share and expires on March 31, 2003.

On August 5, 1998, September 1, 1998, October 1, 1998, November 2, 1998, December 1, 1998, January 4, 1999, and February 1, 1999, the Company and Trilon Dominion completed Demand Notes at an interest rate of 11.5% to fund the Company's ongoing operations. The August and September notes each were in the amount of $220,000, the October, January and February notes each were in the amount of $250,000, the November note was in the amount of $240,000 and the December note was in the amount of $260,000.


5.   INCOME TAXES

At November 30, 1998, the Company had federal net operating loss carryforwards of approximately $26,863,000 which will begin to expire in 2006 unless previously utilized. In addition, the Company had California and Texas net operating loss carryforwards of approximately $12,275,000 which will begin to expire in 1999 (approximately $204,000 expired in 1998). Research and development tax credits of $92,000 will begin to expire in 2009.

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

                                             YEARS ENDED NOVEMBER 30
                                              1998            1997
                                           -----------    -------------
Deferred tax assets:
Depreciation and amortization             $         --      $    18,000
Installment Sale                             1,058,000        1,058,000
Warrants                                       113,000          113,000
Accrued liabilities                             25,000           87,000
Inventory reserves                             140,000           24,000
Other                                          213,000          220,000
Net operating loss carryforwards            10,112,000        6,696,000
                                          ------------      -----------
Total deferred assets                       11,661,000        8,216,000
Valuation allowance for deferred assets    (11,626,000)      (8,216,000)
                                          ------------      -----------
Net deferred tax assets                   $     35,000      $        --
                                          ============      ===========

Deferred tax liabilities:
Depreciation and amortization             $    (35,000)     $        --
                                          ------------      -----------
Net deferred tax asset (liability)        $         --      $        --
                                          ============      ===========

The reconciliation of income tax computed at the federal statutory tax rate to income tax expense for the years ended November 30, 1998 and 1997 are as follows:

                                                YEARS ENDED NOVEMBER 30
                                              1998                       1997
                                     ------------------------   ----------------------
                                      Amount     Percentage      Amount     Percentage
                                     ---------   ----------     ---------   ----------
Tax at Federal Rate                  $ 918,000       34 %       $ 761,000       34 %
Change in Valuation Allowance         (918,000)     (34)%        (761,000)     (34)%
                                     ---------   ----------     ---------   ----------
                                     $      --       -- %       $      --       -- %
                                     ---------   ----------     ---------   ----------

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

The Company believes it has several layers of protection from exposure in these cases. First, as described in greater detail below, the Company and Wilshire Foam carried insurance. Second, also discussed below, recent developments in the MDL and in related negotiations have resulted in the probable resolution of most of the pending and possible future claims against the Company. Third, there are a great number of co-defendants, some of which are large corporations with significant resources, that may be required to contribute to any award or indemnify the Company. Fourth, the Company has asserted a number of legal defenses in the lawsuits as described below. Fifth, these claims relate to products sold prior to the acquisition of Wilshire Foam, in which product liabilities were expressly not assumed and the Company was indemnified by the shareholders of Wilshire Foam. In many, if not most of the cases, the Company believes it did not sell any product to the implant manufacturers in question or during the relevant time period. The Company has been dismissed by approximately 2,400 plaintiffs because it was shown that a Wilshire Foam product was not involved or in connection with a related resolution of the case.

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

LEASE COMMITMENTS

The following is a schedule of the future minimum rental payments, net of future sublease rental income, required under operating leases which have remaining non cancelable lease terms in excess of one year at November 30, 1998:

1999                                        $ 301,000
2000                                          293,000
2001                                          234,000
2002                                          233,000
2003                                           20,000
                                           ----------
       Total minimum payments              $1,081,000
                                           ==========

Rent expense was $461,000 and $337,000 for the years ended November 30, 1998 and 1997, respectively. During 1998, the Company received $35,000 of sublease rental income.

7.   SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

COMMON STOCK

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

The Agreement was amended further on September 30, 1996, April 15, 1997, and September 19, 1997. Each amendment increased the credit line by $1,000,000, up to a total of $4,000,000 and extended the termination date to June 30, 1998. Trilon Dominion received a warrant to purchase 100,000 shares at the market price with each credit line increase, and a warrant to purchase 25,000 shares at the market price with each termination date extension. Warrants for 225,000 shares were issued in each of fiscal years 1996 and 1997. The Company recorded the estimated fair value of the warrants issued to Trilon Dominion in fiscal year 1997 at $0.07 per underlying common share and recorded a corresponding charge to interest expense of $16,000 in fiscal 1997.

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

On December 31, 1997 and on June 30, 1998 warrants issued to Trilon Dominion, each to purchase 25,000 shares, became exercisable at the respective market prices of $0.47 and $0.34 per share. The Company recorded the estimated fair value of these warrants in fiscal year 1998 at $0.07 per underlying common share and recorded a corresponding charge to interest expense of $3,500 in fiscal year 1998.

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the three Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and the interest was payable quarterly at an annual rate of 11.5%. In connection with the Amended Agreement, the Company paid Trilon $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase 650,000 shares as a debt issuance cost in the second quarter of fiscal year 1998 at $0.07 per underlying common share. Also, under the terms of the Amended Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable on December 31, 1998 when the Company and Trilon Dominion agreed to extend the termination date of the Amended Agreement from December 31, 1998 to January 31, 2000. The second warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.42 per underlying common share and expires on March 31, 2003.

STOCK OPTIONS

On April 27, 1992, the Company's Board of Directors approved a stock option plan for 150,000 options ("the 1992 Plan") and on December 1, 1993, approved a second stock option plan for 250,000 options ("the 1993 Plan"). On December 6, 1994, the Board of Directors approved a third stock option plan ("the 1995 Plan") for options on 500,000 shares. The 1995 Plan was approved by the shareholders at the Annual Meeting on August 1, 1995. An amendment to the 1995 Plan was approved by the shareholders at the Annual Meeting on May 20, 1996, to increase the number of shares that may be issued under such plan to 1,750,000 shares. As of November 30, 1998, the following options were outstanding under each respective Stock Option Plan: none under the 1992 Plan, 14,000 under the 1993 Plan, and 1,371,000 under the 1995 Plan. In addition, there were 280,000 options outstanding which were not issued under any of the above-mentioned Plans.

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

On October 7, 1998 the Board of Directors approved six grants of stock options on a total of 670,000 shares under the 1995 Plan at the market price on the respective date of each grant. Two of these six grants, on a total of 90,000 shares, were issued to outside consultants of the Company and were recorded in fiscal year 1998 at their estimated fair value of $19,000 with a corresponding charge to administrative expense.

A summary of stock option activity is as follows:

                                                                   Weighted
                                                  Number        Average Exercise
                                                of Shares       Price Per Share
                                               -----------      ----------------
Outstanding at November 30, 1996                 1,405,600          2.51
        Granted...........................         853,000          0.65
        Canceled..........................      (1,083,100)         2.58
                                                ----------
Outstanding at November 30, 1997                 1,175,500          1.10
        Granted...........................         688,000          0.49
        Canceled..........................        (198,500)         1.16
                                                ----------
 Outstanding at November 30, 1998                1,665,000          0.84
                                                ==========

As of November 30, 1998, 615,000 shares are available for future grant under the Stock Option Plans.

Following is a further breakdown of the options outstanding as of November 30, 1998:

                                                                                       Weighted
                                    Weighted                                           Average
                                     Average       Weighted                          Exercise
   Range of                         Remaining       Average                          Price of
   Exercise          Options           Life        Exercise         Options            Options
    Prices         Outstanding       in Years       Price         Exercisable        Exercisable
   --------        -----------      ---------      --------       -----------        -----------
      $.34              8,000          4.58         $0.34             8,000            $0.34
      0.38              5,000          9.56          0.38             1,666             0.38
      0.48            145,000          9.49          0.48            84,999             0.48
      0.50            540,000          9.66          0.50            10,000             0.50
      0.63            740,000          5.29          0.63           722,499             0.63
      0.75            126,000          3.56          0.75            63,000             0.75
      0.84              6,000          3.58          0.84             6,000             0.84
      0.88             15,000          6.92          0.88            15,000             0.88
      6.00             80,000          3.41          6.00            80,000             6.00
 ----------         ---------          ----         -----           -------            -----
 $0.34-6.00         1,665,000          6.87         $0.84           991,164            $1.06
 ==========         =========          ====         =====           =======            =====


Adjusted proforma information regarding net loss is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes method for option pricing with the following assumptions for 1998 and 1997: a risk free interest rate of 5.88%, a dividend yield of 0%, a weighted-average expected life of the option of three years and expected volatility of 60 percent.

For purposes of adjusted proforma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted proforma information is as follows:

                                                                     Years Ended November 30,
                                                                    1998                 1997
                                                                    ----                 ----
Adjusted proforma net loss.............................         $(2,944,00           $(2,564,000)
Adjusted proforma net loss per share...................             $(0.23)               $(0.20)


The weighted average fair value of options granted during 1997 and 1998 was $0.98 and $0.73, respectively.

At November 30, 1998, 5,715,000, shares were reserved for the issuance of options and warrants.

8.   RELATED PARTY TRANSACTIONS

On November 30, 1998, the Company had short-term debt outstanding to Trilon Dominion of $8,423,000 plus accrued interest (see Note 4). In addition, Trilon Dominion owned 9,416,430 shares, or 72.8%, of the Company's common stock and warrants entitling it to purchase an additional 1,150,000 shares (before dilution adjustments). Mr. Ronald Cantwell, who is President of Trilon Dominion, has been a director and Chairman of the Board of the Company since December 6, 1996.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement dated March 26, 1999

ITEM 10. EXECUTIVE COMPENSATION.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement dated March 26, 1999

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement dated March 26, 1999

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement dated March 26, 1999

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

        10.102 Lease Agreement dated August 30, 1997 between the Registrant and
               Messrs. Frank Naliboff and Nathan Morton. (55)

        10.103 Lease Agreement dated November 25, 1997 among the Registrant,
               Wilshire International de Mexico S.A. de C.V., and Mr. Rafael
               Mizrachi. (55)

        10.104 Warrant Agreement, dated November 24, 1997, between the
               Registrant and American Stock Transfer and Trust Company. (55)

        10.105 Employment Agreement, dated January 1, 1998 between the
               Registrant and Mr. John Van Egmond. (55)

        10.106 Demand Note, dated January 7, 1998, between the Registrant and
               Trilon Dominion Partners, L.L.C. (55)

        10.107 Demand Note dated February 17, 1998, between the Registrant and
               Trilon Dominion Partners, L.L.C. (55)


        10.108 Articles of Incorporation and by-laws granted May 9, 1997 and recorded May 22, 1997 of Wilshire International de Mexico, S.A.
               de C.V. (55)

        10.109 Management Services Agreement dated October 8, 1997 among
               Wilshire International de Mexico S.A. de C.V., Tecnicas Mexicanas de Ensamble, S.A. de C.V., and Made in Mexico, Inc. (55)

        10.110 Assembly (Maquila) Agreement and Commodatum Agreement dated
               February 3, 1998, between the Registrant and Wilshire
               International de Mexico S.A. de C.V. (55)

        10.111 Demand Note dated March 10, 1998 between the Registrant and
               Trilon Dominion Partners, L.L. C., (56)

        10.112 Amended and Restated Credit Agreement and Revolving Line of
               Credit (the "Amended Agreement") dated March 31, 1998 between the
               Registrant and Trilon Dominion Partners, L.L.C., exclusive of certain schedules. (56)

        10.113 Warrant dated March 31, 1998 to purchase 650,000 shares of the Registrant's Common Stock, issued to Trilon Dominion Partners,
               L.L.C. pursuant to the Amended Agreement. (56)

        10.114 Springing Warrant dated March 31, 1998 to purchase 250,000 shares of the Registrant's Common Stock, issued to Trilon Dominion
               Partners, L.L.C. pursuant to the Amended Agreement. (56)

        10.115 Grid Promissory Note dated March 31, 1998 between the Registrant and Trilon Dominion Partners L.L.C. issued under the Amended
               Agreement. (56)

        10.116 Employment Agreement dated May 18, 1998 between the Registrant and Mr. Paul Fennell. (57)

        10.117 Sales Representative Agreement dated June 1, 1998 between the
               Registrant and Exxustech, Inc. (57)

        10.118 Exclusive Product Supply Agreement dated July 28, 1998 between the Registrant and Time Release Sciences, Inc. (57)

        10.119 Independent Consultant Agreement dated August 5, 1998 between the
               Registrant and Percura, Inc. (57)

        10.120 Employment Agreement dated August 17, 1998 between the Registrant and Mr. Kevin Mulvihill. (57)

        10.121 Demand Note dated August 5, 1998 between the Registrant and
               Trilon Dominion Partners, L.L.C. (57)

        10.122 Demand Note dated September 1, 1998 between the Registrant and
               Trilon Dominion Partners, L.L.C. (57)

        10.123 Demand Note dated October 1, 1998 between the Registrant and
               Trilon Dominion Partners, L.L.C. (57)

        10.124 Distributor Agreement dated October 15, 1998 between the
               Registrant and Foamex Asia Company, Ltd.

        10.125 Demand Note dated November 2, 1998 between the Registrant and
               Trilon Dominion Partners, L.L.C.

        10.126 Demand Note dated December 1, 1998 between the Registrant and
               Trilon Dominion Partners, L.L.C.

        10.127 Demand Note dated January 4, 1999 between the Registrant and
               Trilon Dominion Partners, L.L.C.

        10.128 Demand Note dated February 1, 1999 between the Registrant and
               Trilon Dominion Partners, L.L.C.

        10.129 Amendment dated December 31, 1998, to the Amended Agreement dated
               March 31, 1998 between the Registrant and Trilon Dominion
               Partners, L.L.C.

        10.130 Sublease Agreement dated December 9, 1998 between the Registrant and Software of the Month Club, Inc.

        10.131 Sublease Agreement dated December 14, 1998 between the Registrant and Intecon Systems, Inc.

        10.132 Distributor Agreement, dated January 1, 1999, between the
               Registrant and VWR Scientific Products Corporation.

        21     Subsidiaries of the Registrant. (55)

        99     Risks and Uncertainties in Forward-Looking Statements (51)

----------

NOTE: Certain of the Exhibits listed above are incorporated herein by reference to other documents previously filed with the Commission as follows:

                                                               Exhibit
           Document to which                                 Designation
  Note     Cross Reference                                     in such
Reference       is Made                                        Document
---------  -----------------                                 -----------
   1       Incorporated to the identically numbered
           Exhibit to Form 10-KSB for fiscal 1993

   2       Form 8-K dated May 23, 1994
           (the "1994 8-K")                                       1

   3       1994 8-K                                               4

   4       1994 8-K                                               2

   5       1994 8-K                                               3

   6       Form 10-KSB for fiscal 1993                           28

   7       Incorporated to the                          identically numbered

           Exhibit in Form 10-KSB for fiscal 1994
           (the "1994 KSB")

   8       1994 KSB                                               3(i)

   9       1994 KSB                                               4(a)

  10       1994 KSB                                               4(b)

  11       1994 KSB                                               4(c)

  12       1994 KSB                                               4(d)

  13       1994 KSB                                               4(e)

                                                               Exhibit
           Document to which                                 Designation
  Note     Cross Reference                                     in such
Reference       is Made                                        Document
---------  -----------------                                 -----------
  14       Form 10-QSB dated July 12, 1995
           (the "July 1995 QSB")                                 10.1

  15       July 1995 QSB                                         10.2

  16       July 1995 QSB                                         10.3

  17       Form 10-QSB dated October 10, 1995
           (the "October 1995 QSB")                              10.1

  18       October 1995 QSB                                      10.2

  19       Form 8-K dated August 7, 1995                          2

  20       October 1995 QSB                                      10.4

  21       October 1995 QSB                                      10.5

  22       October 1995 QSB                                      10.6

  23       October 1995 QSB                                      10.7

  24       October 1995 QSB                                      10.8

  25       October 1995 QSB                                      10.9

  26       October 1995 QSB                                      10.10

  27       October 1995 QSB                                      10.11

  28       October 1995 QSB                                      10.12

  29       October 1995 QSB                                      10.13

  30       October 1995 QSB                                      10.14

  31       October 1995 QSB                                      10.15

  32       October 1995 QSB                                      10.16

  33       October 1995 QSB                                      10.17

  34       October 1995 QSB                                      10.18

  35       Form 8-K dated January 10, 1996
           (the "January, 1996 8-K")                              1

  36       January, 1996 8-K                                      2

                                                               Exhibit
            Document to which                                Designation
  Note      Cross Reference                                    in such
Reference        is Made                                       Document
---------   -----------------                                -----------
  37        January, 1996 8-K                                     3

  38        January, 1996 8-K                                     4

  39        January, 1996 8-K                                     5

  40        January, 1996 8-K                                     6

  41        January, 1996 8-K                                     7

  42        January, 1996 8-K                                     8

  43        January, 1996 8-K                                     9

  44        January, 1996 8-K                                    10

  45        Incorporated to the identically numbered
            Exhibit in Form 10-KSB for fiscal 1995

  46        Incorporated to the identically numbered
            Exhibit in Form 10-QSB dated April 10, 1996

  47        Incorporated to the identically numbered
            Exhibit in Form 10-QSB dated July 10, 1996

  48        Incorporated to the identically numbered
            Exhibit in Form 10-QSB dated October 11, 1996

  49        Form 8-K dated May 24, 1996
            (the "May, 1996 8-K")                                 3(i)(a)

  50        May, 1996 8-K                                         3(i)(b)

  51        Incorporated to the identically numbered
            Exhibit in Form 10-KSB dated February 24, 1997.

  52        Incorporated to the identically numbered
            Exhibit in Form 10-QSB dated April 11, 1997.

                                                               Exhibit
            Document to which                                Designation
  Note      Cross Reference                                    in such
Reference        is Made                                       Document
---------   -----------------                                -----------
  53        Incorporated to the identically numbered
            Exhibit in Form 10-QSB dated July 9, 1997

  54        Incorporated to the identically numbered
            Exhibit in Form 10-QSB dated October 10, 1997.

  55        Incorporated to the identically numbered
            Exhibit in Form 10-KSB dated February 25, 1998.

  56        Incorporated to the identically numbered
            Exhibit in Form 10-QSB dated April 10, 1998.

  57        Incorporated to the identically numbered
            Exhibit in Form 10-QSB dated October 12, 1998.


     (b)  REPORTS ON FORM 8-K.

          None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILSHIRE TECHNOLOGIES, INC.


Dated: January 29, 1999                 By: /s/ John Van Egmond
                                            ------------------------------------
                                        John Van Egmond,
                                        President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                        Title                                      Date
             ----                        -----                                      ----

   /s/Ronald W. Cantwell                 Director and
------------------------------------     Chairman of the Board                  January 29, 1999
         Ronald W. Cantwell


                                         Director, and
   /s/John Van Egmond                    President and Chief Executive Officer
------------------------------------     (Principal Executive Officer)          January 29, 1999
           John Van Egmond


    /s/James W. Klingler                 Chief Financial Officer,
------------------------------------     Treasurer and Secretary                January 29, 1999
          James W. Klingler              (Principal Financial Officer and
                                         Principal Accounting Officer)


   /s/Charles H. Black                   Director                               January 29, 1999
------------------------------------
          Charles H. Black


   /s/Joe E. Davis                       Director                               January 29, 1999
------------------------------------
            Joe E. Davis


   /s/Ralph V. Whitworth                 Director                               January 29, 1999
------------------------------------
         Ralph V. Whitworth

                                  EXHIBIT INDEX

                                                                           Sequentially
Exhibit Number                   Description                               Numbered Page
--------------                   -----------                               -------------
 10.124        Distributor Agreement dated October 15, 1998 between             41
               the Registrant and Foamex Asia Company, Ltd.

 10.125        Demand Note dated November 2, 1998 between                       54
               the Registrant and Trilon Dominion Partners, L.L.C.

 10.126        Demand Note dated December 1, 1998 between                       55
               the Registrant and Trilon Dominion Partners, L.L.C.

 10.127        Demand Note dated January 4, 1999 between                        56
               the Registrant and Trilon Dominion Partners, L.L.C.

 10.128        Demand Note dated February 1, 1999 between                       57
               the Registrant and Trilon Dominion Partners, L.L.C.

 10.129        Amendment dated December 31, 1998, to the                        58
               Amended Agreement dated March 31, 1998 between
               the Registrant and Trilon Dominion Partners, L.L.C.

 10.130        Sublease Agreement dated December 9, 1998  between               62
               the Registrant and Software of the Month Club, Inc.

 10.131        Sublease Agreement dated December 14, 1998 between               69
               the Registrant and Intecon Systems, Inc.

 10.132        Distributor Agreement, dated January 1, 1999, between            75
               the Registrant and VWR Scientific Products Corporation.