Form 10QSB
period 1999-02-28
WILSHIRE TECHNOLOGIES INC
filed 1999-04-13
CIK 891762

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)
   X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934
               For the quarterly period ended February 28, 1999

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

        The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,943,385 on March 31, 1999.

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
PART 1 - FINANCIAL INFORMATION                                              PAGE
--------------------------------------------------------------------------------
Item 1.      Financial Statements:

                   Condensed Consolidated Balance Sheets as of                3
                   February 28, 1999 and November 30, 1998

                   Condensed Consolidated Statements of Operations            4
                   for the Three Months Ended February 28, 1999 and
                   February 28, 1998

                   Condensed Consolidated Statements of Cash Flows            5
                   for the Three Months Ended February 28, 1999 and
                   February 28, 1998

                   Notes to Condensed Consolidated Financial Statements       6

Item 2.      Management's Discussion and Analysis                             8
             or Plan of Operation

--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.      Legal Proceedings                                                11

Item 2.      Changes in Securities                                            11

Item 3.      Defaults Upon Senior Securities                                  11

Item 4.      Submission of Matters to a Vote of Security Holders              11

Item 5.      Other Information                                                11

Item 6.      Exhibits and Reports on Form 8-K                                 11

Signatures                                                                    12

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               February 28,       November 30,
                                                                   1999               1998
                                                               ------------       ------------
                                                                (Unaudited)          (Note)
ASSETS
Current assets:
    Cash .................................................    $    163,000     $     42,000
    Accounts receivable trade, less allowance for doubtful
       accounts of $6,000 at February 28, 1999
       and $5,000 at November 30, 1998, respectively .....         304,000          310,000
    Inventories (Note 2) .................................       1,283,000        1,228,000
    Note receivable (Note 3) .............................          96,000          127,000
    Other current assets .................................         300,000          246,000
                                                              ------------     ------------
Total current assets .....................................       2,146,000        1,953,000

Property and equipment, less accumulated depreciation ....       3,655,000        3,565,000
Goodwill, less accumulated amortization of $375,000
    and $365,000 at February 28, 1999 and November 30,
    1998, respectively ...................................         367,000          377,000
Patents and trademarks, net ..............................         118,000          116,000
                                                              ------------     ------------
                                                              $  6,286,000     $  6,011,000
                                                              ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
(NET CAPITAL DEFICIENCY)
Current liabilities:
    Accounts payable .....................................    $    394,000     $    412,000
    Accrued expenses .....................................         541,000          416,000
    Interest payable .....................................         831,000          578,000
    Line of credit (Note 4) ..............................       9,438,000        8,407,000
                                                              ------------     ------------
Total current liabilities ................................      11,204,000        9,813,000

Shareholders' equity (net capital deficiency)
    Preferred stock, no par value, 2,000,000
       shares authorized and none issued and outstanding .            --               --
    Common stock, no par value, 50,000,000 shares
       authorized; 12,943,385 shares issued and
       outstanding at February 28, 1999 and
       November 30, 1998 .................................      25,907,000       25,907,000
    Common stock warrants ................................         387,000          370,000
    Accumulated deficit ..................................     (31,212,000)     (30,079,000)
                                                              ------------     ------------
Total shareholders' equity (net capital deficiency) ......      (4,918,000)      (3,802,000)
                                                              ------------     ------------
                                                              $  6,286,000     $  6,011,000
                                                              ============     ============

    Note: The condensed consolidated balance sheet at November 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                Quarters Ended February 28,
                                              ------------------------------
                                                   1999             1998
                                              ------------     ------------

Net sales ................................    $    631,000     $  1,053,000
Cost of sales ............................         764,000          959,000
                                              ------------     ------------
Gross profit (loss) ......................        (133,000)          94,000

Operating expenses:
    Marketing and selling ................         156,000          130,000
    General and administrative ...........         492,000          372,000
    Research and development .............          66,000           74,000
                                              ------------     ------------
Total operating expenses .................         714,000          576,000
                                              ------------     ------------

Loss from operations .....................        (847,000)        (482,000)
Other income .............................           2,000            1,000
Interest income (expense), net ...........        (287,000)        (122,000)
                                              ------------     ------------
Loss before provision
    for state income taxes ...............      (1,132,000)        (603,000)

Provision for state income taxes - current           1,000            1,000
                                              ------------     ------------

Net loss .................................    $ (1,133,000)    $   (604,000)
                                              ============     ============

Weighted average shares outstanding ......      12,943,000       12,943,000
                                              ============     ============

Basic and diluted loss per share .........    $      (0.09)    $      (0.05)
                                              ============     ============









                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Quarters Ended February 28,
                                                                                --------------------------------
                                                                                   1999                 1998
                                                                                -----------         ------------
OPERATING ACTIVITIES
Net loss ...............................................................        $(1,133,000)        $  (604,000)
Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization ................................            191,000              59,000
          Provision for loss on accounts receivable ....................              1,000                --
          Net change in operating assets and liabilities:
             (Increase) decrease in accounts receivable ................              5,000            (155,000)
             Increase in inventories ...................................            (55,000)           (190,000)
             Increase in other current assets ..........................            (54,000)            (10,000)
             Increase (decrease) in accounts payable and
              accrued expenses .........................................            107,000             885,000
             Increase in interest payable ..............................            253,000             127,000
                                                                                -----------         -----------
Net cash provided by (used in) operating activities ....................           (685,000)            112,000
                                                                                -----------         -----------

INVESTING ACTIVITIES
Purchase of equipment ..................................................           (253,000)           (947,000)
Decrease in note receivable from sale of
discontinued operations ................................................             31,000              44,000
Increase in other assets ...............................................             (3,000)             (5,000)
                                                                                -----------         -----------
Net cash used in investing activities ..................................           (225,000)           (908,000)
                                                                                -----------         -----------

FINANCING ACTIVITIES
Proceeds from line of credit ...........................................          1,031,000             750,000
                                                                                -----------         -----------
Net cash provided by financing activities ..............................          1,031,000             750,000
                                                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH ........................................            121,000             (46,000)
CASH - BEGINNING OF PERIOD .............................................             42,000             137,000
                                                                                -----------         -----------
CASH - END OF PERIOD ...................................................        $   163,000         $    91,000
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

BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and three months ended February 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1998.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.


2.      FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                                              FEBRUARY 28,          NOVEMBER 30,
                                                  1999                 1998
                                              ------------          ------------
Raw materials ......................           $  716,000            $  604,000
Work in process ....................              357,000               239,000
Finished goods .....................              210,000               385,000
                                               ----------            ----------
                                               $1,283,000            $1,228,000
                                               ==========            ==========

3.      NOTE RECEIVABLE

In June 1996, the Company sold its Medical Products division to Acacia Laboratories of Texas, Inc.. Pursuant to the sale, the Company received a $540,000 secured note, payable over 36 months, and bearing interest at a rate of 5% per annum.

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

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement":) which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the three Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and the interest was payable quarterly at an annual rate of 11.5%. In connection with the Amendment Agreement, the Company paid Trilon $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase 650,000 shares as a debt issuance cost in the second quarter of fiscal year 1998 at $0.07 per underlying common share. On December 31, 1998, under the terms of the Amended Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable when the Company and Trilon Dominion agreed to extend the due date of the principal and interest from December 31, 1998 to January 31, 2000. The second warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.42 per underlying common share and expires on March 31, 2003. On December 31, 1998, the Company recorded the estimated fair value of the warrants at $0.07 per underlying common share with a corresponding charge to earnings of $17,500.

On August 5, 1998, September 1, 1998, October 1, 1998, November 2, 1998, December 1, 1998, January 4, 1999, February 1, 1999, February 23, 1999 and April 1, 1999 the Company and Trilon Dominion completed Demand Notes at an interest rate of 11.5% to fund the Company's ongoing operations. The August and September notes each were in the amount of $220,000, the October, January, both February notes and the April notes each were in the amount of $250,000, the November note was in the amount of $240,000 and the December note was in the amount of $260,000.

5.      COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

During the first three months of 1999, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998, under Note 6 to the financial statements included therein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the first quarter of 1999, the Company focused upon completing the start-up phase of the its new glove production line in the Company's leased plant facility in Tijuana, Mexico. Consequently, management expects to begin production of the Company's DuraCLEAN(R) polyurethane gloves mid-second quarter of fiscal year 1999.

The Company also implemented product improvement projects and expanded its sales organization during the first quarter ended February 28, 1999. Management focused the product improvement projects to meet and exceed present demands of the semi-conductor and disk drive marketplace. The Company expanded its sales organization by forming a national sales organization of technical field specialists and forming partnerships with key distributors. In February 1999, the Company entered into an exclusive distribution agreement with VWR Scientific Corporation, granting VWR exclusive U.S. distribution of the Company's UltraSOLV(R) polyurethane chamber cleaning products.

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

Net sales deceased by $422,000 (40.0%) to $631,000 in the first quarter of 1999 as compared to $1,053,000 in the first quarter of 1998. The decease in sales was attributable to the loss of the Company's largest consumer of UltraSOLV(TM) wipers due to price erosion during the second quarter of fiscal year 1998. Consequently, the Company has continuously focused on cost reduction programs to improve its price position in the market.

GROSS PROFIT (DEFICIT)

The Company recorded a gross loss of $133,000 as compared to gross profit of $94,000 in the same period of 1998. Although the Company recognized gross profits on the sale of its contamination control products, the loss was attributable to the significant start-up costs associated with the new glove manufacturing plant located in Tijuana, Mexico.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

General and administrative expenses increased $120,000 (32%) to $492,000 in the first quarter of 1999 from $372,000 in the first quarter of 1998. The increase in expense was due primarily to an accrual of a severance reserve of $50,000 for Mr. Van Egmond, additions in headcount in executive management, and costs associated with the start-up of the glove's manufacturing operation in Tijuana, Mexico. In the first three months of 1999, marketing and selling expenses increased by $26,000 (20%) to $156,000 from $130,000 in the same period of 1998. The increase was primarily due to additional personnel expenses, increased travel, and the implementation of a sales commissions plan for the Company's technical field specialists.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $8,000 (11%) to $66,000 in the first quarter of 1999 as compared to $74,000 in the first quarter of 1998. The decline was primarily due to decreased project expenses.

INTEREST INCOME (EXPENSE), NET

The Company reported higher interest expense in the first quarter versus the same period of 1998 due to increased debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (see Note 4).

INCOME TAXES

For the quarters ended February 28, 1999 and February 28, 1998, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1998 and 1999.

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

During 1998 and the first three months of 1999, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $685,000 in the first three months of 1999 versus net cash of $112,000 provided by operating activities in the first quarter of 1998. The increase in the cash used in operating activities was primarily due to higher interest expense and start-up costs of the Company's glove manufacturing plant.

Net cash used in investing activities was $225,000 in the first three months of 1999, versus net cash used by investing activities of $908,000 in the first three months of 1998. The higher investing activities in the first quarter of the prior year was due to major purchases of glove production equipment that occurred in the first part of fiscal 1998.

Net cash provided by financing activities was $1,031,000 in the first three months of 1999 versus $750,000 in the first three months of 1998. The debt financing in both years was obtained from Trilon Dominion Partners, LLC.

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

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the three Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 is due on December 31, 1998, and the interest is payable quarterly at an annual rate of 11.5%. In connection with the Amended Agreement, the Company paid Trilon Dominion $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase

650,000 shares as a debt issuance cost in the first quarter of fiscal year 1998 at $0.07 per underlying common share. Also, under the terms of the Amended Agreement, the Company issued Trilon Dominion a first five-year warrant which became exercisable when the Company did not pay the principal and interest due on December 31, 1998 and expires on March 31, 2003. The first warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the market price on December 31, 1998. On December 31, 1998, the Company recorded the estimated fair value of the warrants at $0.07 per underlying common share with a corresponding charge to earnings of $17,500.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         For information regarding legal proceedings, refer to the information contained in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1998 under the heading, "Legal Proceedings" and
         Note 6 to the financial statements therein.

ITEM 2.  CHANGES IN SECURITIES:

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None

ITEM 5.  OTHER INFORMATION:

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

         10.133 Demand Note dated February 23, 1999 between the Registrant and Trilon Dominion Partners, L.L.C.

         10.134 Employment Agreement dated February 8, 1999 between the Registrant and Ms. Kathleen Terry.

         10.135 Demand Note dated April 1, 1999 between the Registrant and Trilon Dominion Partners, L.L.C.

         10.136     Form of stock option granted on May 18, 1998 to Mr. Paul
                    Fennell.

         10.137 Form of stock option granted on August 17, 1998 to Mr. Kevin Mulvihill.

         10.138 Form of stock option granted on February 8, 1999 to Ms. Kathleen Terry.


         (b)  REPORTS ON FORM 8-K:

              None

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         WILSHIRE TECHNOLOGIES, INC.



Dated:  April 13, 1999                   By:    /s/ Kathleen E. Terry
                                             --------------------------
                                               Kathleen E. Terry
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)