Form 10QSB
period 1999-05-31
WILSHIRE TECHNOLOGIES INC
filed 1999-07-14
CIK 891762

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended May 31, 1999

{ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to ____________



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

        The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,953,385 on JULY 12, 1999.

        Transitional Small Business Disclosure Format. Yes [ ] No [X]

================================================================================

                           WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB

------------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION                                                  PAGE

------------------------------------------------------------------------------------
Item 1.        Financial Statements:

                      Condensed Consolidated Balance Sheets as of               3
                      May 31, 1999 and November 30, 1998

                      Condensed Consolidated Statements of Operations           4
                      for the Three Months Ended May 31, 1999 and
                      May 31, 1998

                      Condensed Consolidated Statements of Operations           5
                      for the Six Months Ended May 31, 1999 and
                      May 31, 1998

                      Condensed Consolidated Statements of Cash Flows           6
                      for the Six Months Ended May 31, 1999 and
                      May 31, 1998

                      Notes to Condensed Consolidated Financial Statements      7

Item 2.        Management's Discussion and Analysis                             9
               or Plan of Operation


------------------------------------------------------------------------------------

PART II - OTHER INFORMATION

------------------------------------------------------------------------------------


Item 1.        Legal Proceedings                                                12

Item 2.        Changes in Securities                                            12

Item 3.        Defaults Upon Senior Securities                                  12

Item 4.        Submission of Matters to a Vote of Security Holders              12

Item 5.        Other Information                                                12

Item 6.        Exhibits and Reports on Form 8-K                                 13

Signatures                                                                      13

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               May 31,           November 30,
                                                                                1999                 1998
                                                                             ------------         ------------
                                                                             (Unaudited)             (Note)
ASSETS
Current assets:
    Cash                                                                     $    115,000         $     42,000
    Accounts receivable trade, less allowance for doubtful
       accounts of $7,000 at May 31, 1999
       and $5,000 at November 30, 1998, respectively                              335,000              310,000
    Inventories (Note 2)                                                        1,412,000            1,228,000
    Note receivable                                                                32,000              127,000
    Other current assets                                                          307,000              246,000
                                                                             ------------         ------------
Total current assets                                                            2,201,000            1,953,000

Property and equipment, less accumulated depreciation                           3,690,000            3,565,000
Goodwill, less accumulated amortization of $386,000
    and $365,000 at May 31, 1999 and November 30,
    1998, respectively                                                            356,000              377,000
Patents and trademarks, net                                                       119,000              116,000
                                                                             ------------         ------------
                                                                             $  6,366,000         $  6,011,000
                                                                             ============         ============


LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
    Accounts payable                                                         $    262,000         $    412,000
    Accrued expenses                                                              527,000              416,000
    Interest payable                                                            1,114,000              578,000
    Line of credit (Note 3)                                                    10,183,000            8,407,000
                                                                             ------------         ------------
Total current liabilities                                                      12,086,000            9,813,000

Shareholders' equity (net capital deficiency)
    Preferred stock, no par value, 2,000,000 shares authorized
       and none issued and outstanding                                                 --                   --
    Common stock, no par value, 50,000,000 shares
       authorized; 12,953,385 shares and 12,943,385 shares
       issued and outstanding at May 31, 1999 and
       November 30, 1998, respectively                                         25,912,000           25,907,000
    Common stock warrants                                                         387,000              370,000
    Accumulated deficit                                                       (32,019,000)         (30,079,000)
                                                                             ------------         ------------
Total shareholders' equity (net capital deficiency)                            (5,720,000)          (3,802,000)
                                                                             ------------         ------------
                                                                             $  6,366,000         $  6,011,000
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

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      Three Months Ended May 31,
                                                  ---------------------------------
                                                      1999                 1998
                                                  ---------------      ------------
Net sales                                         $    812,000         $  1,032,000
Cost of sales                                          746,000              682,000
                                                  ------------         ------------
Gross profit (loss)                                     66,000              350,000

Operating expenses:
    Marketing and selling                              149,000              117,000
    General and administrative                         396,000              435,000
    Research and development                            43,000               74,000
                                                  ------------         ------------
Total operating expenses                               588,000              626,000
                                                  ------------         ------------

Loss from operations                                  (522,000)            (276,000)
Other income                                             3,000                   --
Interest income (expense), net                        (288,000)            (207,000)
                                                  ------------         ------------
Loss before provision
    for state income taxes                            (807,000)            (483,000)

Provision for state income taxes - current                  --                   --
                                                  ------------         ------------

Net loss                                          $   (807,000)        $   (483,000)
                                                  ============         ============


Weighted average shares basic and diluted           12,953,000           12,943,000
                                                  ============         ============


Basic and diluted loss per share                  $      (0.06)        $      (0.04)
                                                  ============         ============

                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Six Months Ended May 31,
                                                  ---------------------------------
                                                       1999               1998
                                                  ------------         ------------
Net sales                                         $  1,443,000         $  2,085,000
Cost of sales                                        1,511,000            1,641,000
                                                  ------------         ------------
Gross profit (loss)                                    (68,000)             444,000

Operating expenses:
    Marketing and selling                              305,000              247,000
    General and administrative                         888,000              807,000
    Research and development                           108,000              148,000
                                                  ------------         ------------
Total operating expenses                             1,301,000            1,202,000
                                                  ------------         ------------

Loss from operations                                (1,369,000)            (758,000)
Other income                                             5,000                1,000
Interest income (expense), net                        (575,000)            (329,000)
                                                  ------------         ------------
Loss before provision
    for state income taxes                          (1,939,000)          (1,086,000)

Provision for state income taxes - current               1,000                1,000
                                                  ------------         ------------

Net loss                                          $ (1,940,000)        $ (1,087,000)
                                                  ============         ============

Weighted average shares basic and diluted           12,953,000           12,943,000
                                                  ============         ============


Basic and diluted loss per share                  $      (0.15)        $      (0.08)
                                                  ============         ============

                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended May 31,
                                                                  -------------------------------
                                                                      1999               1998
                                                                  -----------         -----------
OPERATING ACTIVITIES
Net loss                                                          $(1,940,000)        $(1,087,000)
Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                              375,000             117,000
           Provision for loss on accounts receivable                    2,000                  --
           Net change in operating assets and liabilities:
              (Increase) decrease in accounts receivable              (27,000)           (182,000)
              Increase in inventories                                (184,000)           (444,000)
              Increase in other current assets                        (61,000)            (17,000)
              Increase (decrease) in accounts payable and
               accrued expenses                                       (39,000)           (188,000)
              Increase (decrease) in interest payable                 536,000            (202,000)
                                                                  -----------         -----------
Net cash provided by (used in) operating activities                (1,338,000)         (2,003,000)
                                                                  -----------         -----------

INVESTING ACTIVITIES
Purchase of equipment                                                (457,000)         (1,380,000)
Decrease in note receivable                                            95,000              89,000
Increase in other assets                                               (8,000)             (8,000)
                                                                  -----------         -----------
Net cash used in investing activities                                (370,000)         (1,299,000)
                                                                  -----------         -----------

FINANCING ACTIVITIES
Proceeds from line of credit                                        1,776,000           3,343,000
Warrants issued to majority shareholder                                    --              48,000
Exercise of Stock Options                                               5,000                  --
Debt issue costs, net                                                      --            (113,000)
                                                                  -----------         -----------
Net cash provided by financing activities                           1,781,000           3,278,000
                                                                  -----------         -----------

NET INCREASE (DECREASE) IN CASH                                        73,000             (24,000)
CASH - BEGINNING OF PERIOD                                             42,000             137,000
                                                                  -----------         -----------
CASH - END OF PERIOD                                              $   115,000         $   113,000
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

BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended May 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1998.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.


2.  FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                                             MAY 31,        NOVEMBER 30,
                                              1999              1998
                                           ----------        ----------
Raw materials                              $  633,000        $  604,000
Work in process                               327,000           239,000
Finished goods                                452,000           385,000
                                           ----------        ----------
                                           $1,412,000        $1,228,000
                                           ==========        ==========


3.  LINE OF CREDIT

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

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement":) which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the six Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and the interest is payable quarterly at an annual rate of 11.5%. In connection with the Amendment Agreement, the Company paid Trilon $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase 650,000 shares as a debt issuance cost in the second quarter of fiscal year 1998 at $0.07 per underlying common share. On December 31, 1998, under the terms of the Amended Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable when the Company and Trilon Dominion agreed to extend the due date of the principal and interest from December 31, 1998 to January 31, 2000. The second warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.42 per underlying common share and expires on March 31, 2003. On December 31, 1998, the Company recorded the estimated fair value of the warrants at $0.07 per underlying common share with a corresponding charge to earnings of $17,500.

From August 1998 to June 1999, the Company and Trilon Dominion completed Demand Notes totalling $2,940,000 at an interest rate of 11.5% to fund ongoing operations. On July 5, 1999 the Company and Trilon Dominion completed a Demand Note at the current market interest rate plus 2.5 % in the amount of $250,000.

4.  COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

During the second six months of 1999, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998, under Note 6 to the financial statements included therein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the second quarter of 1999, the Company completed the start-up phase of its new glove production line in the Company's leased plant facility in Tijuana, Mexico and began production of the Company's DuraCLEAN(R) polyurethane gloves.

The Company also continued product improvement projects and expanded its internal sales organization during the second quarter ended May 31, 1999.

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

Net sales decreased by $220,000 (21.0%) to $812,000 in the second quarter of 1999 as compared to $1,032,000 in the second quarter of 1998. Net sales decreased by $642,000 (31.0%) to $1,443,000 for the first six months of 1999 as compared to $2,085,000 for the first six months of 1998. The decrease in sales for the quarter and first six months was attributable to the loss of the Company's largest consumer of UltraSORB(TM) wipers due to price erosion at the end of the second quarter of fiscal year 1998. Consequently, the Company has continuously focused on cost reduction programs to improve its price position in the market.

GROSS PROFIT (DEFICIT)

For the second quarter ended May 31, 1999, the Company recorded a gross profit of $66,000 as compared to gross profit of $350,000 for the same period of 1998. For the first six months of 1999, the Company recognized a negative gross margin of $68,000 as compared to a gross profit of $444,000 for the comparable period in 1998. Although the Company has recognized profits on the sale of its contamination control products, the decrease in gross profits was attributable to the significant start-up costs associated with the new glove manufacturing plant located in Tijuana, Mexico.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

General and administrative expenses decreased $39,000 (9%) to $396,000 in the second quarter of 1999 from $435,000 in the second quarter of 1998. The decease was due primarily to higher legal fees incurred in the second quarter of the prior year. In the first six months of 1999, General and Administrative expenses increased by $81,000 (10%) to $888,000 from $807,000 for the first six months of 1998. The primary factors of the increase were additions in headcount in executive management, and administrative costs associated with the start-up of the glove's manufacturing operation in Tijuana, Mexico.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses increased by $32,000 (27%) to $149,000 in the second quarter of 1999 from $117,000 for the comparable period of 1998. The first six months of expense increased by $58,000 (23%) to $305,000 from $247,000 for the first six months of 1998 . The quarter and year to date increase, as compared to comparable periods in 1998, was primarily due to additional personnel expenses, increased travel.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $31,000 (42%) to $43,000 in the second quarter of 1999 as compared to $74,000 in the second quarter of 1998. The first six months of Research and development expense decreased by $40,000 (27%) from expense of $148,000 for the same period of 1998. The decline was primarily due to decreased project expenses.

INTEREST INCOME (EXPENSE), NET

The Company reported higher interest expense in the second quarter and for the first six months of 1999 versus the same period of 1998 due to increased debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (see Note 4).

INCOME TAXES

For the quarters ended May 31, 1999 and May 31, 1998, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1998 and 1999.

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

During 1998 and the first six months of 1999, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $1,338,000 for the first six months of 1999 versus net cash used in operating activities of $2,003,000 for the comparable period in 1998. The decrease in the cash used in operating activities was primarily due to an increase in the interest payable for the first six months of 1999 versus a reduction of interest payable for the same period in the prior year.

Net cash used in investing activities was $370,000 in the first six months of 1999, versus net cash used by investing activities of $1,299,000 in the first six months of 1998. The higher investing activities in the prior year was due to major purchases of glove production equipment that occurred in the first part of fiscal 1998.

Net cash provided by financing activities was $1,781,000 in the first six months of 1999 versus $3,278,000 in the first six months of 1998. The debt financing in both years was obtained from Trilon Dominion Partners, LLC.

On January 5, 1996, the Company and Trilon Dominion entered into an Agreement for a credit line of $1,000,000 secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest was payable monthly at a rate of prime plus 3.75%. The Agreement was amended on June 30, 1996, September 30, 1996, April 15, 1997, and September 19, 1997 to a total credit line of $4 million and a termination date of June 30, 1998. See Note 3 to the financial statements for details of the Agreement and Amendments.

On January 7, 1998, February 17, 1998, and March 10, 1998 the Company and Trilon Dominion completed Demand Notes, each for $250,000 at an interest rate of 12.25%, to fund the Company's ongoing operations until a new credit facility could be completed.

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the six Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 is due on December 31, 1998, and the interest is payable quarterly at an annual rate of 11.5%. In connection with the Amended Agreement, the Company paid Trilon Dominion $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase 650,000 shares as a debt issuance cost in the second quarter of fiscal year 1998 at $0.07 per underlying common share. Also, under the terms of the Amended Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable when the Company did not pay the principal and interest due on December 31, 1998 and expires on March 31, 2003. The second warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the market price on December 31, 1998. On December 31, 1998, the Company recorded the estimated fair value of the warrants at $0.07 per underlying common share with a corresponding charge to earnings of $17,500.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         Registrant has solicited proxies pursuant to regulation 14A of the Securities Exchange Act (Proxy Statement dated April 6, 1999) for its Annual Meeting of Shareholders on May 26, 1999. There was no solicitation in opposition to management's nominees for the directors listed in the Proxy Statement. All such nominees were elected by the affirmative vote of 12,673,781 shares. The number of the shares represented at the meeting was 12,708,983. The number of shares not voted were 234,402.

ITEM 5.  OTHER INFORMATION:

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

         10.139 Demand Note dated April 23, 1999 between the Registrant and Trilon Dominion Partners, L.L.C.

         10.140 Demand Note dated May 6, 1999 between the Registrant and Trilon Dominion Partners, L.L.C.

         10.141 Demand Note dated June 7, 1999 between the Registrant and Trilon Dominion Partners, L.L.C.

         10.142 Demand Note dated July 5, 1999 between the Registrant and Trilon Dominion Partners, L.L.C.

         10.143 Form of stock option granted on April 15, 1999 to Mr. Paul Fennell.

         10.144 Form of stock option granted on April 15, 1999 to Mr. Dan Jennings.

         10.145 Form of stock option granted on April 15, 1999 to Mr. Shawn Roberts.

         10.146  Form of stock option granted on May 12, 1999 to Mr. Lee Jarad.

         10.147  Form of stock option granted on May 12, 1999 to Mr. Ben Zarza.

         10.148 Form of stock option granted on April 15, 1999 to Ms. Grace Reasoner.

         27      Financial Data Schedule

(b)  REPORTS ON FORM 8-K:

             None

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WILSHIRE TECHNOLOGIES, INC.



Dated:  July 14, 1999                      By: /s/ Kathleen E. Terry
                                               --------------------------
                                               Kathleen E. Terry
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)