Form 10QSB
period 1999-08-31
WILSHIRE TECHNOLOGIES INC
filed 1999-10-15
CIK 891762

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 31, 1999

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________


                         COMMISSION FILE NUMBER 0-20866

                           WILSHIRE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                  CALIFORNIA                                33-0433823
  (State or other jurisdiction of incorporation          (I.R.S. Employer
               or organization)                          Identification No.)




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

        The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,953,385 on October 1, 1999.

        Transitional Small Business Disclosure Format.    Yes [ ]  No  [X]

===============================================================================

                           WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB

--------------------------------------------------------------------------------
PART 1 - FINANCIAL INFORMATION                                              PAGE
--------------------------------------------------------------------------------


Item 1.        Financial Statements:

                  Condensed Consolidated Balance Sheets as of               3
                  August 31, 1999 and November 30, 1998

                  Condensed Consolidated Statements of Operations           4
                  for the Three Months Ended August 31, 1999 and
                  August 31, 1998

                  Condensed Consolidated Statements of Operations           5
                  for the Nine months Ended August 31, 1999 and
                  August 31, 1998

                  Condensed Consolidated Statements of Cash Flows           6
                  for the Nine months Ended August 31, 1999 and
                  August 31, 1998

                  Notes to Condensed Consolidated Financial Statements      7

Item 2.        Management's Discussion and Analysis                         9
               or Plan of Operation


--------------------------------------------------------------------------------
PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.        Legal Proceedings                                            12

Item 2.        Changes in Securities                                        12

Item 3.        Defaults Upon Senior Securities                              12

Item 4.        Submission of Matters to a Vote of Security Holders          12

Item 5.        Other Information                                            12

Item 6.        Exhibits and Reports on Form 8-K                             13

Signatures                                                                  13

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                  August 31,     November 30,
                                                                     1999            1998
                                                                ------------    ------------
ASSETS
Current assets:
    Cash                                                         $     78,000    $     42,000
    Accounts receivable trade, less allowance for doubtful
       accounts of $7,000 at Aug 31, 1999
       and $5,000 at November 30, 1998, respectively                  232,000         310,000
    Inventories (Note 2)                                            1,402,000       1,228,000
    Note receivable                                                        --         127,000
    Other current assets                                              299,000         246,000
                                                                 ------------    ------------
Total current assets                                                2,011,000       1,953,000

Property and equipment, less accumulated depreciation               3,547,000       3,565,000
Goodwill, less accumulated amortization of $396,346
    and $365,000 at Aug 31, 1999 and November 30,
    1998, respectively                                                346,000         377,000
Patents and trademarks, net                                           122,000         116,000
                                                                 ------------    ------------
                                                                 $  6,026,000    $  6,011,000
                                                                 ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
    Accounts payable                                             $    273,000    $    412,000
    Accrued expenses                                                  489,000         416,000
    Interest payable                                                1,423,000         578,000
    Line of credit (Note 3)                                        11,036,000       8,407,000
                                                                 ------------    ------------
Total current liabilities                                          13,221,000       9,813,000

Shareholders' equity (net capital deficiency)
    Preferred stock, no par value, 2,000,000 shares authorized
       and none issued and outstanding                                     --              --
    Common stock, no par value, 50,000,000 shares
       authorized; 12,953,385 shares issued and
       outstanding at August 31, 1999 and
       November 30, 1998                                           25,912,000      25,907,000
    Common stock warrants                                             387,000         370,000
    Accumulated deficit                                           (33,494,000)    (30,079,000)
                                                                 ------------    ------------
Total shareholders' equity (net capital deficiency)                (7,195,000)     (3,802,000)
                                                                 ------------    ------------
                                                                 $  6,026,000    $  6,011,000
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

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended August 31,
                                             ----------------------------
                                                1999             1998
                                             ------------    ------------

Net sales                                    $    567,000    $    934,000
Cost of sales                                   1,021,000         796,000
                                             ------------    ------------
Gross profit (deficit)                           (454,000)        138,000

Operating expenses:
    Marketing and selling                         186,000         149,000
    General and administrative                    470,000         413,000
    Research and development                       56,000          40,000
                                             ------------    ------------
Total operating expenses                          712,000         602,000
                                             ------------    ------------

Loss from operations                           (1,166,000)       (464,000)
Other income                                        1,000              --
Interest income (expense), net                   (310,000)       (261,000)
                                             ------------    ------------
Loss before provision
    for state income taxes                     (1,475,000)       (725,000)

Provision for state income taxes - current             --              --
                                             ------------    ------------

Net loss                                     $ (1,475,000)   $   (725,000)
                                             ============    ============

Weighted average shares outstanding            12,953,000      12,943,000
                                             ============    ============

Basic and diluted loss per share             $      (0.11)   $      (0.06)
                                             ============    ============

                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Nine Months Ended August 31,
                                             ----------------------------
                                                 1999            1998
                                             ------------    ------------

Net sales                                    $  2,010,000    $  3,019,000
Cost of sales                                   2,532,000       2,437,000
                                             ------------    ------------
Gross profit (deficit)                           (522,000)        582,000

Operating expenses:
    Marketing and selling                         491,000         396,000
    General and administrative                  1,358,000       1,219,000
    Research and development                      164,000         189,000
                                             ------------    ------------
Total operating expenses                        2,013,000       1,804,000
                                             ------------    ------------

Loss from operations                           (2,535,000)     (1,222,000)
Other income                                        6,000           1,000
Interest income (expense), net                   (885,000)       (590,000)
                                             ------------    ------------
Loss before provision
    for state income taxes                     (3,414,000)     (1,811,000)

Provision for state income taxes - current          1,000           1,000
                                             ------------    ------------

Net loss                                     $ (3,415,000)   $ (1,812,000)
                                             ============    ============

Weighted average shares basic and diluted      12,948,000      12,943,000
                                             ============    ============

Basic and diluted loss per share             $      (0.26)   $      (0.14)
                                             ============    ============

                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended August 31,
                                                                  ----------------------------
                                                                       1998             1998
                                                                   -----------    -----------
OPERATING ACTIVITIES

Net loss                                                           $(3,415,000)   $(1,812,000)
Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                562,000        184,000
          Provision for loss on accounts receivable                      2,000             --
          Net change in operating assets and liabilities:
             Decrease in accounts receivable                            76,000         55,000
             Increase in inventories                                  (174,000)      (178,000)
             (Increase) decrease in other current assets                74,000        (32,000)
             (Decrease) in accounts payable and
                 accrued expenses                                      (66,000)      (504,000)
             Increase in interest payable                              845,000         13,000
                                                                   -----------    -----------
Net cash used in operating activities                               (2,096,000)    (2,274,000)
                                                                   -----------    -----------

INVESTING ACTIVITIES
Purchase of equipment                                                 (488,000)    (1,904,000)
Decrease in note receivable from sale of discontinued operations            --        135,000
Increase in other assets                                               (14,000)       (14,000)

                                                                   -----------    -----------
Net cash used in investing activities                                 (502,000)    (1,783,000)
                                                                   -----------    -----------

FINANCING ACTIVITIES
Proceeds from line of credit                                         2,629,000      3,963,000
Warrants issued to majority shareholder                                     --         48,000
Exercise of Stock options                                                5,000             --
Debt issue costs, net                                                       --        (64,000)
                                                                   -----------    -----------
Net cash provided by financing activities                            2,634,000      3,947,000
                                                                   -----------    -----------

NET DECREASE IN CASH                                                    36,000       (110,000)
CASH - BEGINNING OF PERIOD                                              42,000        137,000
                                                                   -----------    -----------
CASH - END OF PERIOD                                               $    78,000    $    27,000
                                                                   ===========    ===========

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

BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended August 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1998.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

2. FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:


                   AUGUST 31,  NOVEMBER 30,
                     1999         1998
                  -----------   -----------
Raw materials     $  708,000   $  604,000
Work in process      339,000      239,000
Finished goods       355,000      385,000
                  ===========   ===========
                  $1,402,000   $1,228,000
                  ===========   ===========

3.  LINE OF CREDIT

On January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1,000,000 secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest was payable monthly at a rate of prime plus 3.75%. In connection with the loan, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.75 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on January 5, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a third five-year warrant which became exercisable when the Company and Trilon Dominion amended the Agreement to extend the termination date of the Agreement to December 31, 1996. The third warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price of $1.75 per share and it expires on January 5, 2001. The holder of each of such five-year warrants may, without payment to the Company, convert the warrant in whole or in part into shares of the Company's common stock having a market value equal to the difference between (x) the market value per share of common stock multiplied by the number of warrants that are converted and (y) the warrant exercise price, multiplied by the number of warrants that are converted.

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

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement":) which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the six Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and the interest is payable quarterly at an annual rate of 11.5%. In connection with the Amendment Agreement, the Company paid Trilon $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase 650,000 shares as a debt issuance cost in the third quarter of fiscal year 1998 at $0.07 per underlying common share. On December 31, 1998, under the terms of the Amended Agreement, the Company issued Trilon Dominion a third five-year warrant which became exercisable when the Company and Trilon Dominion agreed to extend the due date of the principal and interest from December 31, 1998 to January 31, 2000. The third warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.42 per underlying common share and expires on March 31, 2003.

On December 31, 1998, the Company recorded the estimated fair value of the warrants at $0.07 per underlying common share with a corresponding charge to earnings of $17,500.

On August 5, 1998, September 1, 1998, October 1, 1998, November 2, 1998, December 1, 1998, January 4, 1999, February 1, 1999, February 23, 1999, April 1, 1999, April 23, 1999, May 6 1999 and June 6 1999, the Company and Trilon Dominion completed Demand Notes at an interest rate of 11.5% to fund the Company's ongoing operations. The August and September notes each were in the amount of $220,000, the November note was in the amount of $240,000, the December note was in the amount of $260,000 and all other notes were in the amount of $250,000. On July 5, 1999, August 9, 1999, September 2, 1999 and October 1, 1999, the Company and Trilon Dominion completed Demand Notes at the Prime rate plus 3.0 %. The July Note was in the amount of $250,000, the August
Note in the amount of $350,000 and the other notes were in the amount of $300,000 each.

4. COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

During the first nine months of 1999, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1998, under Note 6 to the financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

During the third quarter of 1999, the Company introduced the DuraCLEAN(R) polyurethane glove to the US market and expanded its international selling efforts for the glove.

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

Net sales decreased by $367,000 (39.0%) to $567,000 in the third quarter of 1999 as compared to $934,000 in the third quarter of 1998. Net sales decreased by $1,009,000 (33.0%) to $2,010,000 for the first nine months of 1999 as compared to $3,019,000 for the first nine months of 1998. The decrease in sales for the quarter and first nine months was attributable to the loss of the Company's largest consumer of UltraSORB(TM) wipers in the third quarter of fiscal year 1998. Consequently, the Company has continuously focused on cost reduction programs to improve its price position in the market.

GROSS PROFIT (DEFICIT)

For the third quarter ended August 31, 1999, the Company recorded a gross loss of $454,000 as compared to gross profit of $138,000 for the same period of 1998. For the first nine months of 1999, the Company recognized a gross loss of $522,000 as compared to a gross profit of $582,000 for the comparable period in 1998. The decrease in profits for the quarter was primarily due to lower sales of the contamination control products, a write-off of work-in process inventory related to a process manufacturing change of the Company's DuraCLEAN(R) polyurethane glove, and costs associated with the ramp-up of production of the new glove manufacturing plant located in Tijuana, Mexico. Although the Company's contamination control product division has maintained positive gross profits for the first nine months, the overall decrease in profits for the same time period was attributable to the significant start-up costs associated with the glove manufacturing plant.

GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

General and administrative expenses increased $57,000 (14%) to $470,000 in the third quarter of 1999 from $413,000 in the third quarter of 1998. The increase was due primarily to higher travel costs associated with the introduction of the Company's DuraCLEAN(R) polyurethane glove, administrative fees associated with company's Mexican glove operation, and higher legal fees. In the first nine months of 1999, General and Administrative expenses increased by $139,000 (11%) to $1,358,000 from $1,219,000 for the first nine months of 1998. The primary factors of the increase were additions in headcount in executive management, and administrative costs associated with the start-up of the glove's manufacturing operation in Tijuana, Mexico.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses increased by $37,000 (25%) to $186,000 in the third quarter of 1999 from $149,000 for the comparable period of 1998. The first nine months of expense increased by $95,000 (24%) to $491,000 from $396,000. The quarter and year to date increase, as compared to comparable periods in 1998, was primarily due to additions in headcount, increased travel associated with the introduction of the Company's DuraCLEAN(R) polyurethane glove, and the implementation of a sales commission plan for the Company's technical field specialists.

RESEARCH AND DEVELOPMENT

Research and development expenses increased $16,000 (40%) to $56,000 in the third quarter of 1999 as compared to $40,000 in the third quarter of 1998. The increase was due primarily to increase project development expenses associated with the introduction of the Company's DuraCLEAN(R) polyurethane glove. The first nine months of Research and development expense of $164,000 decreased by $25,000 (13%) from expense of $189,000 for the same period of 1998. The decline was primarily due to decreased project expenses.

INTEREST INCOME (EXPENSE), NET

The Company reported higher interest expense in the third quarter and for the first nine months of 1999 versus the same period of 1998 due to increased debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (See Note 4).

INCOME TAXES

For the quarters ended August 31, 1999 and August 31, 1998, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1998 and 1999.

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

During 1998 and the first nine months of 1999, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $2,096,000 for the first nine months of 1999 versus net cash used in operating activities of $2,274,000 for the comparable period in 1998. The net cash used for the first nine months of 1999 was primarily associated with start-up costs associated with the new glove manufacturing plant whereas the net cash used for the first nine months of 1998 resulted from the purchase of glove production equipment.

Net cash used in investing activities was $502,000 in the first nine months of 1999, versus net cash used by investing activities of $1,783,000 in the first nine months of 1998. The higher investing activities in the prior year were due to major purchases of glove production equipment that occurred during fiscal 1998.

Net cash provided by financing activities was $2,634,000 in the first nine months of 1999 versus $3,947,000 in the first nine months of 1998. The debt financing in both years was obtained from Trilon Dominion Partners, LLC.

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

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the six Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 is due on December 31, 1998, and the interest is payable quarterly at an annual rate of 11.5%. In connection with the Amended Agreement, the Company paid Trilon Dominion $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase 650,000 shares as a debt issuance cost in the third quarter of fiscal year 1998 at $0.07 per underlying common share. Also, under the terms of the Amended Agreement, the Company issued Trilon Dominion a third five-year warrant which became exercisable when the Company did not pay the principal and interest due on December 31, 1998 and expires on March 31, 2003. The third warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price equal to the market price on December 31, 1998. On December 31, 1998, the Company recorded the estimated fair value of the warrants at $0.07 per underlying common share with a corresponding charge to earnings of $17,500.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         None

ITEM 5.  OTHER INFORMATION:

         On September 8, 1999, Ralph Whitworth, a member of the board, resigned from his board seat due to his increased responsibilities as Chairman of the Executive Committee of Waste Management Inc. The Company has initiated a search process for a new board member.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

         10.149 Demand Note dated August 9, 1999 between the Registrant and Trilon Dominion Partners, L.L.C.

         10.150 Demand Note dated September 2, 1999 between the Registrant and Trilon Dominion Partners, L.L.C.

         10.151 Demand Note dated October 1, 1999 between the Registrant and Trilon Dominion Partners, L.L.C.

         10.152 Form of stock option granted on August 13, 1999 to Mr. Paul Fennell.

         10.153 Form of stock option granted on August 13, 1999 to Ms. Kathleen Terry.

         10.154 Form of stock option granted on August 13, 1999 to Mr. Charles Black.

         10.155   Form of stock option granted on August 13, 1999 to Mr. Joe
                  Davis.

         10.156 Form of stock option granted on August 13, 1999 to Mr. Ralph Whitworth.

         10.157 Form of stock option granted on August 13, 1999 to Mr. John Van Egmond.

         27.1     Financial Data Schedule

(b)  REPORTS ON FORM 8-K:

             None

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WILSHIRE TECHNOLOGIES, INC.

Dated: October 15, 1999                   By:    /s/ Kathleen E. Terry
                                            --------------------------
                                                Kathleen E. Terry
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)