Form 10KSB40
period 1999-11-30
WILSHIRE TECHNOLOGIES INC
filed 2000-02-28
CIK 891762

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended November 30, 1999.

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

        The issuer's revenues for its most recent fiscal year were $2,691,000.

        The aggregate market value of the voting stock held by non-affiliates of the registrant on February 15, 2000 was approximately $1.3 million.

        The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,953,385 on February 15, 2000.

        Transitional Small Business Disclosure Format.    Yes  [ ]   No  [X]


================================================================================

WILSHIRE TECHNOLOGIES, INC.

--------------------------------------------------------------------------------

Annual Report on Form 10-KSB - November 30, 1999

--------------------------------------------------------------------------------

PART I                                                                          PAGE
------------------------------------------------------------------------------------

Item 1.        Description of Business                                            2

Item 2.        Description of Property                                            5

Item 3.        Legal Proceedings                                                  5

Item 4.        Submission of Matters to a Vote of Security Holders                6

------------------------------------------------------------------------------------

PART II

------------------------------------------------------------------------------------
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

------------------------------------------------------------------------------------

Part III

------------------------------------------------------------------------------------

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act                 27

Item 10.       Executive Compensation                                            27

Item 11.       Security Ownership of Certain Beneficial Owners and Management    27

Item 12.       Certain Relationships and Related Transactions                    27

------------------------------------------------------------------------------------

Part IV

------------------------------------------------------------------------------------

Item 13.       Exhibits, List and Reports on Form 8-K                            27

------------------------------------------------------------------------------------

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


PRODUCTS

The Company specializes in the development, manufacture and marketing of disposable cleaning and contamination control products for use in clean rooms. The Company markets swabs, wipers and other disposable products used to help reduce particulate contamination in the semiconductor, disk drive and microelectronics industry clean rooms, which help to increase the yield and effectiveness of the manufactured products. The Company also manufactures and markets a proprietary synthetic glove for use in clean rooms in both the electronics and medical industries. All of the Company's products are sold under its brand names, including UltraSORB(R) and UltraSOLV(R) for wipers and swabs, and DuraCLEAN(R) and PolyDERM(TM) for gloves. The Company has received three patents on hydrophilic foam articles and cleaning methods for clean rooms including all UltraSOLV(R) and UltraSORB(R) products.

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

The Company has developed the DuraCLEAN(R) clean room glove composed of a proprietary polyurethane material which the Company believes addresses these problems. The Company believes that its polyurethane gloves are superior to latex gloves in many ways, yet will be less expensive to manufacture than other non-latex gloves. For semiconductor markets, the added benefit of the glove's electrostatic dissipative (ESD) properties is a great advantage. Also, the gloves have the lowest total non-volatile residues and total organic carbon levels in the industry. Although these gloves are premium priced, management believes they are cost effective for clean room users because they can be worn longer and changed less frequently than less expensive latex gloves. The Company has been testing these gloves with several major semiconductor customers The Company's first full-scale glove production line began operation in the first quarter of 1999.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

The Company has received three patents on various products. The Company will apply for additional patents where deemed appropriate.

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

SALES, MARKETING AND DISTRIBUTION

The Company's swabs, wipers, gloves and other specialty products are marketed directly to end-users through a limited number of internal sales personnel and are sold through international, national and regional distributors. During 1999 the Company sold approximately 42% of its products through VWR Scientific Products and approximately 9% of its products through international distributors.

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


EMPLOYEES

As of November 30, 1999, the Company had 13 full-time employees, of whom 6 were employed in manufacturing and shipping, 3 in sales and marketing, and 4 in administration.

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

In December, 1998, the Company completed two sublease agreements, one with Software of the Month Club, Inc ("SOMC"), and the other with Intecon Systems, Inc. ("Intecon") for space in the Company's leased facility in Carlsbad, California. The SOMC sublease is for 7,170 square feet for 24 months beginning January 1, 1999 at a monthly rent of $3,872, subject to annual rent adjustments, plus utilities. The Intecon sublease, beginning February 1, 1999, was amended on February 1, 2000 to 2,085 square feet for 6 months at a monthly rent of $1,126, plus utilities. Both subleases can be renewed by mutual agreement of the parties.

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

The Company believes it has several layers of protection from exposure in these cases. First, the Company and Wilshire Foam carried insurance. Second, recent developments in the MDL and in related negotiations have resulted in the probable resolution of most of the pending and possible future claims against the Company. Third, there are a great number of co-defendants, some of which are large corporations with significant resources, that may be required to contribute to any award or indemnify the Company. Fourth, the Company has asserted a number of legal defenses in the lawsuits as described below. Fifth, these claims relate to products sold prior to the acquisition of Wilshire Foam, in which product liabilities were expressly not assumed and the Company was indemnified by the shareholders of Wilshire Foam. In many, if not most of the cases, the Company believes it did not sell any product to the implant manufacturers in question or during the relevant time period. The Company has been dismissed by approximately 2000 plaintiffs because it was shown that a Wilshire Foam product was not involved or in connection with a related resolution of the case. This litigation is discussed fully in Note 5 of the notes to the financial statements, which is hereby incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act (Proxy Statement dated April 6, 1999) for the Annual Meeting of Shareholders held on May 26, 1999. The only matter submitted to the shareholders was the election of five directors. There was no solicitation in opposition to management's nominees for directors, listed in the Proxy Statement. The number of shares entitled to vote at the meeting was 12,943,385. Of these 12,708,983 were represented. All nominees were elected by the affirmative vote of 12,673,781 shares.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was initially quoted on NASDAQ under the trading symbol "WITE". On March 9, 1993, the Company began trading on the American Stock Exchange ("AMEX") under the trading symbol "WIL". On December 19, 1996, the AMEX filed an application to delist the Company's common stock from the AMEX because the Company had not met certain financial guidelines necessary for continued listing. The final day of trading was Friday, January 17, 1997. On Monday, January 20, 1997, the Company's common stock was quoted and traded on the OTC Bulletin Board ("OTCBB") under the symbol "WILK". On February 15, 2000 there were approximately 118 holders of record of the Company's Common Stock and in excess of 500 beneficial holders. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

The following table sets forth by fiscal quarters the high and low daily closing sales prices quoted for one share of the Company's Common Stock on the OTCBB for FY 1998 and FY1999.

    FY1998                                  HIGH           LOW
    ------                                  ----          ----
        First Quarter                       11/16         5/16
        Second Quarter                      19/32         9/32
        Third Quarter                       21/32         7/32
        Fourth Quarter                      11/16         9/32

    FY1999
        First Quarter                        9/16         3/10
        Second Quarter                      17/20         5/16
        Third Quarter                         5/8         3/10
        Fourth Quarter                      17/32         3/16

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL STATEMENTS.

OVERVIEW

During the first six months of fiscal 1999, the Company completed the start-up phase of its new glove production line in the Company's leased plant facility in Tijuana, Mexico and began production of the Company's DuraCLEAN(R) polyurethane gloves. During the last two quarters of fiscal 1999, the Company introduced the DuraCLEAN(R) polyurethane glove to the US market and expanded its international selling efforts for the glove.

The Company also implemented product improvement projects and expanded its sales organization during the fiscal year 1999. The Company expanded its sales organization by forming a national sales organization of technical field specialists and forming partnerships with key distributors. In February 1999, the Company entered into an exclusive distribution agreement with VWR Scientific Corporation, granting VWR exclusive U.S. distribution of the Company's UltraSOLV(R) polyurethane chamber cleaning products.

On February 7, 2000, the Company (the "Seller") signed a non-binding Letter of Intent with Foamex Asia Co. Ltd. (the "Buyer"), an affiliate of Foamex International (FMXI: NASDAQ), for the sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control Division (the "Division).

The transaction is subject to the execution of a definitive agreement, which the Company anticipates will contain other closing conditions and requirements to satisfactorily complete the transfer of assets.

The final purchase price for the assets will be based upon a percentage of Foamex future sales of contamination control products over a multi-year contractual period. Management is unable to anticipate or predict with accuracy the total purchase price to be paid for the assets.

In addition to the sale of assets, the Buyer and Seller intend to negotiate an agreement for post-closing joint sales and marketing efforts and sharing of certain technology, equipment and personnel during the contractual period.

Since no cash is due at closing, the Company will record the sale of the assets as a receivable (based upon the net book value of the assets transferred). All payments of purchase price will be applied against the receivable, with no recognition of gain, until the receivable is extinguished.

Foamex International is an international developer, manufacturer and supplier of high-quality foam, including key materials utilized in Contamination Control environments. Foamex Asia Co. Ltd., located in Singapore, Thailand, is currently a major supplier of specialty foam products to the Asian market.

Steve Scibelli, President of Foamex Asia Co. Ltd., served as Chief Executive Officer of Wilshire Technologies from 1994 until 1996. Mr. Scibelli currently owns 96,073 shares of Company stock and holds an option to purchase 200,000 shares of Company stock, at a purchase price of $0.625 per share, until April 17, 2000 when the options expire. In addition, the Company is contingently obligated to pay certain other benefits to Mr. Scibelli.

The Company believes that the proposed transactions are in its best interests because of the likelihood of increased gross profit from the contamination control business over the next three years, coupled with the ability to better focus its efforts on the polyurethane glove business during that period.

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

Net sales decreased by $1,155,000 (30.0%) to $2,691,000 for 1999 as compared to $3,846,000 for 1998. The decrease in sales for the fiscal year was primarily attributable to the loss of the Company's largest roller customer as well as the loss of the Company's largest consumer of UltraSORB(TM) wipers in the last half of fiscal year 1998.

GROSS PROFIT

For 1999, the Company recognized a gross loss of $860,000 as compared to a gross profit of $551,000 for the comparable period in 1998. Although the Company's contamination control product division maintained positive gross profits for the fiscal year, the overall decrease in profits from year to year were attributable to the significant start-up costs associated with the glove manufacturing Plant located in Tijuana, Mexico. Excluding the impact of the glove sales and cost of sales on gross profit, the gross profit margin as a percentage of sales was 34.3% in 1999, and 31.4% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

Selling, general and administrative expenses increased by $235,000 (11%) to $2,429,000 in 1999 from $2,194,000 in 1998. The primary reasons for the increases were additions in headcount in executive management as well as in sales, increased travel associated with the introduction of the Company's DuraCLEAN(R) polyurethane glove, and administrative costs associated with the start-up of the glove's manufacturing operation in Tijuana, Mexico.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $13,000 (7%) to $176,000 in 1999 from $189,000 in 1998 primarily due to decreased project expenses. As a percentage of sales, research and development expenses were 6.5% in 1999, compared to 4.9% in 1998.

INTEREST INCOME (EXPENSE), NET

Net interest expense increased by $347,000 to $1,218,000 in 1999 from $871,000 in 1998 due to increased debt outstanding. The interest expense was related primarily to the line of credit with Trilon Dominion Partners, LLC ("Trilon Dominion") (see Note 3 to notes to the consolidated financial statements).

INCOME TAXES

For the fiscal years ended November 30, 1999 and 1998, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1999 and 1998.

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

During 1998 and 1999, the Company has not generated sufficient cash from operations to fund its working capital requirements. Net cash used in operating activities was $2,957,000 for FY99 versus net cash used in operating activities of $2,428,000 for the comparable period in 1998. The net cash used for FY99 was primarily due to an increase in losses in 1999 associated with the start-up costs of the new glove manufacturing Plant.

Net cash used in investing activities was $451,000 for 1999, versus net cash used in investing activities of $2,324,000 for 1998. The higher investing activities in the prior year were due to major purchases of glove production equipment that occurred during 1998.

Net cash provided by financing activities was $3,533,000 for 1999 versus $4,657,000 for 1998. The debt financing in both years was obtained from Trilon Dominion Partners, LLC. The details of the debt financing are provided in Note 3 to the consolidated financial statements.

On March 31, 1998, the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") which included principal of $4,000,000 from a previous agreement, $750,000 from Demand Notes, accrued interest and management fees of $543,297 on the Agreement and Demand Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and interest was payable quarterly at an annual rate of 11.5%. From March 1998 to November 1998, the Company issued Demand notes totaling $930,000 at an interest rate of 11.5% under the credit line agreement.

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000, which was further extended to June 30, 2000 in a December 31, 1999 amendment to the credit line agreement. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3% (11.5% at November 30, 1999).

As of February 10, 2000, the Company has used its current credit facilities and anticipates continuing negative cash flow through at least the first half of fiscal year 2000. Trilon Dominion, the Company's largest shareholder with over 72% of the shares outstanding, has continued to provide financial support to the Company during 1999, and management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 2000.


IMPACT OF YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $60,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7.    FINANCIAL STATEMENTS.



                   Index to Consolidated Financial Statements


                     Years ended November 30, 1999 and 1998





                                      Index


Report of Ernst & Young LLP, Independent Auditors......................................12

Audited Financial Statements

Consolidated Balance Sheets............................................................13
Consolidated Statements of Operations..................................................14
Consolidated Statements of Shareholders' Equity (Net Capital Deficiency)...............15
Consolidated Statements of Cash Flows..................................................16
Notes to Consolidated Financial Statements.............................................17

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors
Wilshire Technologies, Inc.

We have audited the accompanying balance sheets of Wilshire Technologies, Inc. as of November 30, 1999 and 1998, and the related statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Technologies, Inc. at November 30, 1999 and 1998, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.


                                             ERNST & YOUNG LLP



San Diego, California
January 11, 2000

                           WILSHIRE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                    November 30,       November 30,
                                                                        1999               1998
                                                                    ------------       ------------
ASSETS
Current assets:
    Cash                                                            $    167,000       $     42,000
    Accounts receivable trade, less allowance for doubtful
       accounts of $7,000 at Nov 30, 1999
       and $5,000 at November 30, 1998, respectively                     305,000            310,000
    Inventories                                                        1,222,000          1,228,000
    Note receivable                                                            0            127,000
    Other current assets                                                 313,000            246,000
                                                                    ------------       ------------
Total current assets                                                   2,007,000          1,953,000

Property and equipment, less accumulated depreciation                  3,436,000          3,565,000
Goodwill, less accumulated amortization of $407,000
    and $365,000 at November 30, 1999 and November 30,
    1998, respectively                                                   335,000            377,000
Patents and trademarks, net                                              125,000            116,000
                                                                    ------------       ------------
                                                                    $  5,903,000       $  6,011,000
                                                                    ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
    Accounts payable                                                $    260,000       $    412,000
    Accrued expenses                                                     418,000            416,000
    Interest payable                                                   1,758,000            578,000
    Line of credit                                                    11,935,000          8,407,000
                                                                    ------------       ------------
Total current liabilities                                             14,371,000          9,813,000

Commitments (Note 5)                                                          --                 --

Shareholders' equity (net capital deficiency)
    Preferred stock, no par value, 2,000,000 shares authorized
       and none issued and outstanding                                        --                 --
    Common stock, no par value, 50,000,000 shares
       authorized; 12,953,385 shares and
       12,943,385 shares issued and outstanding
       at November 30, 1999 and at November 30,1998
       respectively                                                   25,912,000         25,907,000
    Common stock warrants                                                387,000            370,000
    Accumulated deficit                                              (34,767,000)       (30,079,000)
                                                                    ------------       ------------
Total shareholders' equity (net capital deficiency)                   (8,468,000)        (3,802,000)
                                                                    ------------       ------------
                                                                    $  5,903,000       $  6,011,000
                                                                    ============       ============



                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended November 30,
                                                -------------------------------
                                                    1999               1998
                                                ------------       ------------

Net sales                                       $  2,691,000       $  3,846,000
Cost of sales                                      3,551,000          3,295,000
                                                ------------       ------------
Gross profit (loss)                                 (860,000)           551,000

Operating expenses:
    Marketing and selling                            674,000            553,000
    General and administrative                     1,755,000          1,641,000
    Research and development                         176,000            189,000
                                                ------------       ------------
Total operating expenses                           2,605,000          2,383,000
                                                ------------       ------------

Loss from operations                              (3,465,000)        (1,832,000)
Other income (expense)                                (4,000)             3,000
Interest expense, net                             (1,218,000)          (871,000)
                                                ------------       ------------
Loss before provision
    for state income taxes                        (4,687,000)        (2,700,000)

Provision for state income taxes - current             1,000              1,000
                                                ------------       ------------

Net loss                                        $ (4,688,000)      $ (2,701,000)

Weighted average shares outstanding               12,949,000         12,943,000
                                                ============       ============

Basic and diluted loss per share                $      (0.36)      $      (0.21)
                                                ============       ============



                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                     YEARS ENDED NOVEMBER 30, 1999 AND 1998


                                                                           Common stock
                                              Common stock              warrants and options
                                       ---------------------------   ---------------------------   Accumulated
                                          Shares         Amount        Warrants        Amount        deficit           Total
                                       ------------   ------------   ------------   ------------   ------------    ------------
Balances - November 30, 1997             12,943,385   $ 25,907,000      3,350,000   $    301,000   ($27,378,000)   ($ 1,170,000)

           Issuance of warrants
           and options                           --             --        790,000         69,000             --          69,000

           Net loss                              --             --             --             --     (2,701,000)     (2,701,000)
                                       ------------   ------------   ------------   ------------   ------------    ------------
Balances - November 30, 1998             12,943,385     25,907,000      4,140,000        370,000    (30,079,000)     (3,802,000)

           Exercise of stock options         10,000          5,000             --             --             --           5,000

           Issuance of warrants                  --             --        250,000         17,000             --          17,000

           Net loss                              --             --             --             --     (4,688,000)     (4,688,000)
                                       ------------   ------------   ------------   ------------   ------------    ------------
Balances - November 30, 1999             12,953,385   $ 25,912,000      4,390,000   $    387,000   ($34,767,000)   ($ 8,468,000)
                                       ============   ============   ============   ============   ============    ============



                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Years Ended November 30,
                                                              ----------------------------
                                                                 1999             1998
                                                              -----------      -----------
OPERATING ACTIVITIES
Net loss                                                      $(4,688,000)     $(2,701,000)
Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                           740,000          275,000
          Warrants and options issued to suppliers                                  23,000
          Warrants issued to majority shareholder                  17,000           46,000
          Provision for loss on accounts receivable                 2,000
          Net change in operating assets and liabilities:
             Decrease in accounts receivable                        3,000           25,000
             (Increase) decrease in inventories                     6,000         (191,000)
             (Increase) decrease in other current assets          (67,000)          16,000
             Decrease in accounts payable and
              accrued expenses                                   (150,000)        (169,000)
             Increase in interest payable                       1,180,000          248,000
                                                              -----------      -----------
Net cash used in operating activities                          (2,957,000)      (2,428,000)
                                                              -----------      -----------

INVESTING ACTIVITIES
Purchase of equipment                                            (543,000)      (2,497,000)
Decrease in note receivable                                       127,000          182,000
Increase in other assets                                          (35,000)          (9,000)
                                                              -----------      -----------
Net cash used in investing activities                            (451,000)      (2,324,000)
                                                              -----------      -----------

FINANCING ACTIVITIES
Proceeds from line of credit                                    3,528,000        4,673,000
Exercise of Stock Options                                           5,000               --
Debt issue costs, net                                                  --          (16,000)
                                                              -----------      -----------
Net cash provided by financing activities                       3,533,000        4,657,000
                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH                                   125,000          (95,000)
CASH - BEGINNING OF PERIOD                                         42,000          137,000
                                                              -----------      -----------
CASH - END OF PERIOD                                          $   167,000      $    42,000
                                                              ===========      ===========



                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Wilshire Technologies, Inc. (the "Company") operates in one business segment, which is to develop, manufacture and market engineered polymer products for industrial clean room use. The Company, based in Carlsbad, California, markets its products through its Wilshire Contamination Control Division, and manufactures certain of its products in its wholly-owned Mexican subsidiary, Wilshire International de Mexico S.A. de C.V.

BASIS OF PRESENTATION

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. The Company is attempting to raise additional capital to fund its ongoing operations and capital requirements, and management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 2000.

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

INTANGIBLE ASSETS

Goodwill is being amortized over 17 years. For each of the years ended November 30, 1999 and 1998, amortization was $42,000.

CONCENTRATION OF CREDIT RISK

Sales to a national distributor accounted for 42% and 33% of total sales during 1999 and 1998, respectively. Otherwise, the Company's customers are dispersed across different industries and geographic locations. The Company reviews a potential customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Management does not believe significant credit risks exist.

LOSS PER SHARE

Net loss per common share in fiscal 1999 and 1998 was computed using the weighted average number of common shares outstanding during the period which excludes all common equivalent shares (options and warrants to purchase common stock) since they are antidilutive.

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


COMPREHENSIVE INCOME (LOSS)

Effective December 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income (loss) and its components. The Company's comprehensive loss is the same as its net loss for all periods presented.


SEGMENT INFORMATION

Effective December 1, 1998, the Company adopted SFAS 131,"Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires disclosure of selected information about operating segments to stockholders. The statement also establishes standards for related disclosures about products and services, geographic areas and customer concentration. Under SFAS 131, operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company believes it operates in one business and operating segment, which is to develop, manufacture and market engineered polymer products for industrial clean room use.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In May 1999, the FASB voted to delay the effective date of SFAS 133 by one year, meaning the Company will be required to adopt this standard in fiscal 2001. The Company has not used any derivative instruments to date. Management does not anticipate that the adoption of this new standard will have significant effect on the financial position or results of operations of the Company.


2.  FINANCIAL STATEMENTS INFORMATION

Inventories consist of the following:

                                                          NOVEMBER 30,
                                                --------------------------------
                                                   1999                  1998
                                                ----------            ----------
           Raw materials                        $  479,000            $  604,000
           Work in process                         233,000               239,000
           Finished goods                          510,000               385,000
                                                ----------            ----------
                                                $1,222,000            $1,228,000
                                                ==========            ==========

Property and equipment consist of the following:

                                                                NOVEMBER 30,
                                                       ----------------------------
                                                          1999             1998
                                                       -----------      -----------
    Machinery and equipment                            $ 4,552,000      $ 4,007,000
    Furniture and office equipment                         324,000          372,000
    Leasehold improvements                                 163,000          144,000
    Construction in progress                                28,000               --
                                                       -----------      -----------
                                                         5,067,000        4,523,000
    Less accumulated depreciation and amortization      (1,631,000)        (958,000)
                                                       -----------      -----------
                                                       $ 3,436,000      $ 3,565,000
                                                       ===========      ===========

3.  LINE OF CREDIT

On March 31, 1998, the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") which included principal of $4,000,000 from a previous agreement, $750,000 from Demand Notes, accrued interest and management fees of $543,297 on the Agreement and Demand Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and interest was payable quarterly at an annual rate of 11.5%. From March 1998 to November 1998, the Company issued Demand notes totaling $930,000 at an interest rate of 11.5% under the credit line agreement.

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000, which was further extended to June 30, 2000 in a December 31, 1999 amendment to the credit line agreement. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3% (11.5% at November 30, 1999).

4.  INCOME TAXES

At November 30, 1999, the Company had federal net operating loss carryforwards of approximately $2,533,000, which will begin to expire in 2006 unless previously utilized. In addition, the Company had California and Texas net operating loss carryforwards of approximately $6,697,000 which began to expire in 2000 (approximately $8,540,000 expired in 1999). The Company also has federal and California tax credit carryforwards of approximately $79,000 and $27,000 respectively, which will begin to expire in 2009, unless previously utilized.

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


                                                   YEARS ENDED NOVEMBER 30
                                                    1999              1998
                                                ------------      ------------
    Deferred tax assets:
    Installment Sale                            $  1,050,000      $  1,058,000
    Warrants                                         112,000           113,000
    Accrued liabilities                               54,000            25,000
    Inventory reserves                                62,000           140,000
    Other                                            201,000           213,000
    Net operating loss carryforwards               9,251,000        10,112,000
                                                ------------      ------------
    Total deferred assets                         10,730,000        11,661,000
    Valuation allowance for deferred assets      (10,320,000)      (11,626,000)
                                                ------------      ------------
    Net deferred tax assets                          410,000            35,000

    Deferred tax liabilities:
    Depreciation and amortization                   (410,000)          (35,000)
                                                ------------      ------------
    Net deferred tax asset (liability)          $         --      $         --
                                                ============      ============


5.  COMMITMENTS AND CONTINGENCIES

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

LEASE COMMITMENTS

The following is a schedule of the future minimum rental payments, net of future sublease rental income, required under operating leases which have remaining non cancelable lease terms in excess of one year at November 30, 1999:


             1999                                   $  311,000
             2000                                      341,500
             2001                                      237,000
             2002                                      233,500
             2003                                       19,500
                                                    ----------
                    Total minimum payments          $1,143,000
                                                    ==========

Rent expense was $359,000 and $461,000 for the years ended November 30, 1999 and 1998, respectively. During 1999, the Company received $48,000 of sublease rental income.


6.  SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)


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

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the three Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and the interest was payable quarterly at an annual rate of 11.5%. In connection with the Amended Agreement, the Company paid Trilon $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase 650,000 shares as a debt issuance cost in the second quarter of fiscal year 1998 at $0.07 per underlying common share. Also, under the terms of the Amended Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable on December 31, 1998 when the Company and Trilon Dominion agreed to extend the termination date of the Amended Agreement from December 31, 1998 to January 31, 2000. The second warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.42 per underlying common share and expires on March 31, 2003. On December 31, 1999, the Company and Trilon Dominion agreed to extend the due date of the principal and interest from January 31, 2000 to June 30, 2000.

STOCK OPTIONS

On April 27, 1992, the Company's Board of Directors approved a stock option plan for 150,000 options ("the 1992 Plan") and on December 1, 1993, approved a second stock option plan for 250,000 options ("the 1993 Plan"). On December 6, 1994, the Board of Directors approved a third stock option plan ("the 1995 Plan") for options on 500,000 shares, which was subsequently amended to increase the number of shares that may be issued under such plan to 1,750,000 shares. As of November 30, 1999, the following options were outstanding under each respective Stock Option Plan: none under the 1992 Plan, 14,000 under the 1993 Plan, and 1,521,000 under the 1995 Plan. In addition, there were 280,000 options outstanding which were not issued under any of the above-mentioned Plans.

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

A summary of stock option activity is as follows:

                                                                       Weighted
                                                                       Average
                                                       Number          Exercise
                                                     of Shares      Price Per Share
                                                    -----------    -----------------
Outstanding at November 30, 1997                      1,175,500             1.10
        Granted .............................           688,000             0.49
        Canceled ............................          (198,500)            1.16
                                                     ----------
Outstanding at November 30, 1998                      1,665,000             0.84
        Granted .............................           427,500             0.34
        Canceled ............................          (277,500)            0.61
                                                     ----------
                                                      1,815,000
                                                     ==========

As of November 30, 1999, 455,000 shares are available for future grant under the Stock Option Plans.

Following is a further breakdown of the options outstanding as of November 30, 1999:

                                                                                           Weighted
                                        Weighted                                           Average
                                         Average         Weighted                          Exercise
   Range of                             Remaining        Average                           Price of
   Exercise             Options           Life           Exercise         Options           Options
    Prices            Outstanding       in Years           Price         Exercisable      Exercisable
  -----------         -----------      ----------        ---------       -----------      -----------
     $0.30               250,000             8.71        $    0.30          116,668        $    0.30
      0.34                 8,000             4.58             0.34            8,000             0.34
      0.35               112,500             9.38             0.35           37,499             0.35
      0.38                 5,000             8.57             0.38            3,333             0.38
      0.39                50,000             9.20             0.39           16,667             0.39
      0.48               120,000             8.50             0.48           96,666             0.48
      0.50               530,000             8.55             0.50          135,000             0.50
      0.63               502,500             1.92             0.63          502,500             0.63
      0.75               136,000             5.28             0.75          129,334             0.75
      0.84                 6,000             3.58             0.84            6,000             0.84
      0.88                15,000             5.93             0.88           15,000             0.88
      6.00                80,000             2.84             6.00           80,000             6.00
---------------        ---------        ---------        ---------        ---------        ---------
 $0.30-6.00            1,815,000             6.25        $    0.76        1,146,667        $    0.95
===============        =========        =========        =========        =========        =========

Adjusted proforma information regarding net loss is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes method for option pricing with the following assumptions for 1999 and 1998: a risk free interest rate of 5.88%, a dividend yield of 0%, a weighted-average expected life of the option of three years and expected volatility of 60 percent.

For purposes of adjusted proforma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted proforma information is as follows:

                                                         Years Ended November 30,
                                                         1999                1998
                                                     -----------         -----------
Adjusted proforma net loss ..................        $(4,763,820)        $(2,944,000)
Adjusted proforma net loss per share ........        $     (0.37)        $     (0.23)

The weighted average fair value of options granted during 1998 and 1999 was $0.73 and $0.22, respectively.

At November 30, 1999, 6,660,000, shares were reserved for the issuance of options and warrants.

7.  RELATED PARTY TRANSACTIONS

On November 30, 1999, the Company had short-term debt outstanding to Trilon Dominion of $11,933,000 plus accrued interest (see Note 3). In addition, Trilon Dominion owned 9,416,430 shares, or 72.8%, of the Company's common stock and warrants entitling it to purchase an additional 1,150,000 shares (before dilution adjustments). Mr. Ronald Cantwell, who is President of Trilon Dominion, has been a director and Chairman of the Board of the Company since December 6, 1996.


8. SUBSEQUENT EVENTS (Unaudited)

ON February 7, 2000, the Company (the "Seller") signed a non-binding Letter of Intent with Foamex Asia Co. Ltd. (the "Buyer"), an affiliate of Foamex International (FMXI: NASDAQ), for the sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control Division (the "Division).

The transaction is subject to the execution of a definitive agreement, which the Company anticipates will contain other closing conditions and requirements to satisfactorily complete the transfer of assets.

The final purchase price for the assets will be based upon a percentage of Foamex future sales of contamination control products over a multi-year contractual period. Management is unable to anticipate or predict with accuracy the total purchase price to be paid for the assets.

In addition to the sale of assets, the Buyer and Seller intend to negotiate an agreement for post-closing joint sales and marketing efforts and sharing of certain technology, equipment and personnel during the contractual period.

Since no cash is due at closing, the Company will record the sale of the assets as a receivable (based upon the net book value of the assets transferred). All payments of purchase price will be applied against the receivable, with no recognition of gain, until the receivable is extinguished.

Foamex International is an international developer, manufacturer and supplier of high-quality foam, including key materials utilized in Contamination Control environments. Foamex Asia Co. Ltd., located in Singapore, Thailand, is currently a major supplier of specialty foam products to the Asian market.

Steve Scibelli, President of Foamex Asia Co. Ltd., served as Chief Executive Officer of Wilshire Technologies from 1994 until 1996. Mr. Scibelli currently owns 96,073 shares of Company stock and holds an option to purchase 200,000 shares of Company stock, at a purchase price of $0.625 per share, until April 17, 2000 when the options expire. In addition, the Company is contingently obligated to pay certain other benefits to Mr. Scibelli.


The Company believes that the proposed transactions are in its best interests because of the likelihood of increased gross profit from the contamination control business over the next three years, coupled with the ability to better focus its efforts on the polyurethane glove business during that period.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement dated March 24, 2000

ITEM 10.  EXECUTIVE COMPENSATION.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement dated March 24, 2000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement dated March 24, 2000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement dated March 24, 2000

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

        (a)  EXHIBITS:

        10.1    Settlement Agreement dated November 23, 1993 between the Company and Wilshire Advanced Materials, Inc. ("Advanced Materials").
                (1)

        10.2    Asset Purchase Agreement dated November 23, 1993, between the
                Company and Advanced Materials (forms of bill of sale and assignment, secured promissory note, amended and restated secured subordinated promissory note, and amendment to security agreement attached thereto). (1)

        10.3    Maturity Date Extension to Secured Promissory Note dated January
                24, 1994 between the Company and Advanced Materials. (1)

        10.4    Amendment to Manufacturers Sales Representative Agreement dated
                January 27, 1994 between the Company and Professional Health
                Sales, Inc. (1)

        10.5    Mutual Release to terminate Joint Venture Agreement dated August
                2, 1993 between the Company and Tillotson Healthcare
                Corporation. (1)

        10.6 Release by the Company to terminate License and Sales Agreement dated August 1, 1993 between the Company and Tyndale
                Plains-Hunter, Ltd. ("TPH"). (1)

        10.7    Release by the Company to terminate Evaluation Agreement dated
                August 19, 1993 between the Company and TPH. (1)

        10.8 Release by the TPH to terminate License and Sales Agreement dated August 23, 1993 between the Company and TPH. (1)

        10.9    Release by the TPH to terminate Evaluation Agreement dated
                August 23, 1993 between the Company and TPH. (1)

        10.10   Product Development and License Agreement dated May 25, 1993 between the Company and Innovative Technologies Limited ("IT").
                (1)

        10.11   Product Development and License Agreement for Gloves dated June
                20, 1993 between the Company and IT. (1)

        10.12   Amendment to Joint Venture Agreement dated January 5, 1994 between the Company and Intelligent Pharmaceuticals Corporation.
                (1)

        10.13   Lease Agreement dated January 14, 1993 among the Company,
                Ridgecrest Properties, R and B Properties and Hindry West
                Development. (1)

        10.14   Lease Amendment dated June 30, 1993 among the Company,
                Ridgecrest Properties, R and B Properties and Hindry West
                Development. (1)

        10.15   International Distribution Agreement dated July 16, 1993 between
                WTP and B&R Consulting Limited, Inc. (1)

        10.16   International Distribution Agreement dated August 11, 1993 between WTP and Dagal, Inc. (1)

        10.17   International Distribution Agreement dated January 3, 1994 between WTP and Windsor Group, Ltd. (1)

        10.18   First Amendment to Credit and Security Agreement dated January
                11, 1994 between the Company and City National Bank ("CNB"). (1)

        10.19 Revolving Credit Note dated January 11, 1994 between the Company and CNB. (1)

        10.20   Equipment Acquisition Note dated January 11, 1994 between the
                Company and CNB. (1)

        10.21   Credit Agreement dated May 13, 1994 between the Company and
                Dominion. (2)

        10.22   Warrant to Purchase Common Stock of Company dated May 13, 1994.
                (3)

        10.23   Security Agreement dated May 13, 1994 between the Registrant and
                Dominion. (4)

        10.24   Promissory Note in the principal amount of $5,000,000 dated May
                13, 1994 made by the Registrant to the order of Dominion. (5)

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

        10.31   Articles of Incorporation. (8)

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

        10.35   1995 Stock Option Plan. (12)

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

        10.120  Employment Agreement dated August 17, 1998 between the
                Registrant and Mr. Kevin Mulvihill. (57)

        10.121  Demand Note dated August 5, 1998 between the Registrant and
                Trilon Dominion Partners, L.L.C. (57)

        10.122  Demand Note dated September 1, 1998 between the Registrant and
                Trilon Dominion Partners, L.L.C. (57)

        10.123  Demand Note dated October 1, 1998 between the Registrant and
                Trilon Dominion Partners, L.L.C. (57)

        10.124  Distributor Agreement dated October 15, 1998 between the
                Registrant and Foamex Asia Company, Ltd. (58)

        10.125  Demand Note dated November 2, 1998 between the Registrant and
                Trilon Dominion Partners, L.L.C. (58)

        10.126  Demand Note dated December 1, 1998 between the Registrant and
                Trilon Dominion Partners, L.L.C. (58)

        10.127  Demand Note dated January 4, 1999 between the Registrant and
                Trilon Dominion Partners, L.L.C. (58)

        10.128  Demand Note dated February 1, 1999 between the Registrant and
                Trilon Dominion Partners, L.L.C. (58)

        10.129 Amendment dated December 31, 1998, to the Amended Agreement dated March 31, 1998 between the Registrant and Trilon Dominion
                Partners, L.L.C. (58)

        10.130 Sublease Agreement dated December 9, 1998 between the Registrant and Software of the Month Club, Inc. (58)

        10.131  Sublease Agreement dated December 14, 1998 between the
                Registrant and Intecon Systems, Inc. (58)

        10.132  Distributor Agreement, dated January 1, 1999, between the
                Registrant and VWR Scientific Products Corporation. (58)

        10.133  Demand Note dated February 23, 1999 between the Registrant and
                Trilon Dominion Partners, L.L.C. (59)

        10.134  Employment Agreement dated February 8, 1999 between the
                Registrant and Ms. Kathleen Terry. (59)

        10.135  Demand Note dated April 1, 1999 between the Registrant and
                Trilon Dominion Partners, L.L.C. (59)

        10.136  Form of stock option granted on May 18,1998 to Mr. Paul
                Fennell. (59)

        10.137  Form of stock option granted on August 17,1998 to Mr. Kevin
                Mulvihill. (59)

        10.138  Form of stock option granted on February 8, 1999 to Ms. Kathleen
                Terry. (59)

        10.139  Demand Note dated April 23, 1999 between the Registrant and
                Trilon Dominion Partners, L.L.C. (60)

        10.140  Demand Note dated May 6, 1999 between the Registrant and Trilon
                Dominion Partners, L.L.C. (60)

        10.141  Demand Note dated June 7, 1999 between the Registrant and Trilon
                Dominion Partners, L.L.C. (60)

        10.142  Demand Note dated July 5, 1999 between the Registrant and Trilon
                Dominion Partners, L.L.C. (60)

        10.143  Form of stock option granted on April 15, 1999 to Mr. Paul
                Fennell. (60)

        10.144  Form of stock option granted on April 15, 1999 to Mr. Dan
                Jennings. (60)

        10.145  Form of stock option granted on April 15, 1999 to Mr. Shawn
                Roberts. (60)

        10.146  Form of stock option granted on May 12, 1999 to Mr. Lee Jared.
                (60)

        10.147  Form of stock option granted on May 12, 1999 to Mr. Ben Zarza.
                (60)

        10.148  Form of stock option granted on April 15, 1999 to Ms. Grace
                Reasoner. (60)

        10.149  Demand Note dated August 9, 1999 between the Registrant and
                Trilon Dominion Partners, L.L.C. (61)

        10.150  Demand Note dated September 2, 1999 between the Registrant and
                Trilon Dominion Partners, L.L.C. (61)

        10.151  Demand Note dated October 1, 1999 between the Registrant and
                Trilon Dominion Partners, L.L.C. (61)

        10.152  Form of stock option granted on August 13, 1999 to Mr. Paul
                Fennell. (61)

        10.153  Form of stock option granted on August 13, 1999 to Ms. Kathleen
                Terry. (61)

        10.154  Form of stock option granted on August 13, 1999 to Mr. Charles
                Black. (61)

        10.155  Form of stock option granted on August 13, 1999 to Mr. Joe
                Davis. (61)

        10.156  Form of stock option granted on August 13, 1999 to Mr. Ralph
                Whitworth. (61)

        10.157  Form of stock option granted on August 13, 1999 to Mr. John Van
                Egmond. (61)

        10.158  Demand Note dated November 2, 1999 between the Registrant and
                Trilon Dominion Partners, L.L.C.

        10.159  Demand Note dated December 3, 1999 between the Registrant and
                Trilon Dominion. Partners, L.L.C.

        10.160 Amendment dated December 31, 1999, to the Amended Agreement dated March 31, 1998 between the Registrant and Trilon Dominion
                Partners, L.L.C.

        10.161  Demand Note dated February 1, 2000 between the Registrant and
                Trilon Dominion Partners, L.L.C.

        10.162  Letter of Intent to purchase Assets of Wilshire Contamination
                Control Division by Foamex Asia. Co. Ltd.

        21      Subsidiaries of the Registrant. (55)

        27      Financial Data Schedule.

        99      Risks and Uncertainties in Forward-Looking Statements. (51)

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

          45                  Incorporated to the
                              identically numbered Exhibit
                              in Form 10-KSB for fiscal 1995

          46                  Incorporated to the
                              identically numbered Exhibit
                              in Form 10-QSB dated April 10,
                              1996

          47                  Incorporated to the
                              identically numbered Exhibit
                              in Form 10-QSB dated July 10,
                              1996

          48                  Incorporated to the
                              identically numbered Exhibit
                              in Form 10-QSB dated October
                              11, 1996

          49                  Form 8-K dated May 24, 1996
                              (the "May, 1996 8-K")                     3 (i) (a)

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

          54                  Incorporated to the
                              identically numbered Exhibit
                              in Form 10-QSB dated October
                              10, 1997.

          55                  Incorporated to the
                              identically numbered Exhibit
                              in Form 10-KSB dated February
                              25, 1998.

          56                  Incorporated to the
                              identically numbered Exhibit
                              in Form 10-QSB dated April 10,
                              1998.

          57                  Incorporated to the
                              identically numbered Exhibit
                              in Form 10-QSB dated October
                              12, 1998.

          58                  Incorporated to the
                              identically numbered Exhibit
                              in Form 10-KSB for fiscal year
                              1999 (the "1999" KSB).

          59                  Incorporated to the
                              identically numbered Exhibit
                              in Form 10-QSB dated April 7,
                              1999.

          60                  Incorporated to the
                              identically numbered Exhibit
                              in Form 10-QSB dated July 12,
                              1999.

          61                  Incorporated to the
                              identically numbered Exhibit
                              in Form 10-QSB dated October
                              15, 1999.



(b)  REPORTS ON FORM 8-K.

             None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WILSHIRE TECHNOLOGIES, INC.


Dated: February 23, 2000                   By:   /s/ Kevin T. Mulvihill
                                               ---------------------------------
                                           Kevin T. Mulvihill,
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Name                                   Title                              Date
               ----                                   -----                              ----


     /s/ Ronald W. Cantwell               Director and
------------------------------------      Chairman of the Board                    February 23, 2000
         Ronald W. Cantwell


     /s/ Kevin T. Mulvihill               President and Chief Executive Officer
------------------------------------      (Principal Executive Officer)            February 23, 2000
         Kevin T. Mulvihill


     /s/ Kathleen E. Terry                Chief Financial Officer,
------------------------------------      Treasurer and Secretary                  February 23, 2000
         Kathleen E. Terry                (Principal Financial Officer and
                                          Principal Accounting Officer)


      /s/ Charles H. Black
------------------------------------
          Charles H. Black                Director                                 February 23, 2000


      /s/ Joe E. Davis
------------------------------------
          Joe E. Davis                    Director                                 February 23, 2000


      /s/ John Van Egmond
------------------------------------
          John Van Egmond                 Director                                 February 23, 2000

                                  EXHIBIT INDEX

        Exhibit
        Number                            Description
        ------                            -----------
        10.158      Demand Note dated November 2, 1999 between the Registrant
                    and Trilon Dominion Partners, L.L.C.

        10.159 Demand Note dated December 3, 1999 between the Registrant and Trilon Dominion Partners, L.L.C.

        10.160 Amendment dated December 31, 1999, to the Amended Agreement dated March 31, 1998 between the Registrant and Trilon
                    Dominion Partners, L.L.C.

        10.161 Demand Note dated February 1, 2000 between the Registrant and Trilon Dominion Partners, L.L.C.

        10.162      Letter of Intent to Purchase Assets of Wilshire
                    Contamination Control division by Foamex Asia Co. Ltd.

        27          Financial Data Schedule.