Form 10QSB
period 2000-02-29
WILSHIRE TECHNOLOGIES INC
filed 2000-04-14
CIK 891762

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

   X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________



                         COMMISSION FILE NUMBER 0-20866

                           WILSHIRE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)



                 CALIFORNIA                                    33-0433823
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                                5861 EDISON PLACE
                           CARLSBAD, CALIFORNIA 92008
                    (Address of principal executive offices)

                                 (760) 929-7200
                           (Issuer's telephone number)



        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,953,385 on April 10, 2000.

        Transitional Small Business Disclosure Format.   Yes       No  X
                                                             ----    ----



================================================================================

                           WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB




----------------------------------------------------------------------------------------------
PART 1 - FINANCIAL INFORMATION                                                           PAGE
----------------------------------------------------------------------------------------------

Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets as of                                     3
            February 29, 2000 and November 30, 1999

            Condensed Consolidated Statements of Operations                                 4
            for the Three Months Ended February 29, 2000 and
            February 28, 1999

            Condensed Consolidated Statements of Cash Flows                                 5
            for the Three Months Ended February 29, 2000 and
            February 28, 1999

            Notes to Condensed Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis                                               7
         or Plan of Operation

----------------------------------------------------------------------------------------------
PART II - OTHER INFORMATION
----------------------------------------------------------------------------------------------

Item 1.  Legal Proceedings                                                                  11

Item 2.  Changes in Securities                                                              11

Item 3.  Defaults Upon Senior Securities                                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                                11

Item 5.  Other Information                                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                                   11

Signatures                                                                                  12

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           February 29,       November 30,
                                                                               2000              1999
                                                                           ------------       ------------
                                                                            (Unaudited)         (Note)
ASSETS
Current assets:
       Cash                                                                $     46,000       $    167,000
       Accounts receivable trade, less allowance for doubtful
             accounts of $7,000 at February 29, 2000
             and $7,000 at November 30, 1999, respectively                      397,000            305,000
       Inventories (Note 2)                                                     908,000          1,222,000
       Other current assets                                                     332,000            313,000
                                                                           ------------       ------------
Total current assets                                                          1,683,000          2,007,000

Property and equipment, less accumulated depreciation                         3,323,000          3,436,000
Goodwill, less accumulated amortization of $417,000
       and $407,000 at February 29, 1999 and November 30,
       1999, respectively                                                       325,000            335,000
Patents and trademarks, net                                                     124,000            125,000
                                                                           ------------       ------------
                                                                           $  5,455,000       $  5,903,000
                                                                           ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
       Accounts payable                                                    $    374,000       $    260,000
       Accrued expenses                                                         352,000            420,000
       Interest payable                                                       2,110,000          1,758,000
       Line of credit (Note 3)                                               12,383,000         11,933,000
                                                                           ------------       ------------
Total current liabilities                                                    15,219,000         14,371,000

Shareholders' equity (net capital deficiency):
       Preferred stock, no par value, 2,000,000 shares authorized
             and none issued and outstanding                                         --                 --
       Common stock, no par value, 50,000,000 shares
             authorized; 12,953,385 shares issued and
             outstanding at February 29, 2000 and
             November 30, 1999                                               25,912,000         25,912,000
       Common stock warrants                                                    387,000            387,000
       Accumulated deficit                                                  (36,063,000)       (34,767,000)
                                                                           ------------       ------------
Total shareholders' equity (net capital deficiency)                          (9,764,000)        (8,468,000)
                                                                           ------------       ------------
                                                                           $  5,455,000       $  5,903,000
                                                                           ============       ============

Note: The condensed consolidated balance sheet at November 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                        Quarters Ended
                                                -------------------------------
                                                February 29,       February 28,
                                                    2000              1999
                                                ------------       ------------
Net sales                                       $    730,000       $    631,000
Cost of sales                                      1,177,000            764,000
                                                ------------       ------------
Gross margin                                        (447,000)          (133,000)

Operating expenses:
       Marketing and selling                         141,000            156,000
       General and administrative                    354,000            492,000
       Research and development                            0             66,000
                                                ------------       ------------
Total operating expenses                             495,000            714,000
                                                ------------       ------------

Loss from operations                                (942,000)          (847,000)
Other income                                              --              2,000
Interest income (expense), net                      (353,000)          (287,000)
                                                ------------       ------------
Loss before provision
       for state income taxes                     (1,295,000)        (1,132,000)

Provision for state income taxes - current             1,000              1,000
                                                ------------       ------------

Net loss                                        $ (1,296,000)      $ (1,133,000)
                                                ============       ============

Weighted average shares outstanding               12,953,000         12,943,000
                                                ============       ============

Basic and diluted loss per share                $      (0.10)      $      (0.09)
                                                ============       ============



                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                Quarters Ended
                                                                         -----------------------------
                                                                         February 29,      February 28,
                                                                             2000             1999
                                                                         -----------       -----------
OPERATING ACTIVITIES
Net loss                                                                 $(1,296,000)      $(1,133,000)
Adjustments to reconcile net loss to net cash
             used in operating activities:
                   Depreciation and amortization                             183,000           191,000
                   Provision for loss on accounts receivable                       0             1,000
                   Net change in operating assets and liabilities:
                        (Increase) decrease in accounts receivable           (92,000)            5,000
                        (Increase) decrease in inventories                   314,000           (55,000)
                        (Increase) decrease in other current assets          (19,000)          (54,000)
                        Increase (decrease) in accounts payable and
                         accrued expenses                                     46,000           107,000
                        Increase in interest payable                         352,000           253,000
                                                                         -----------       -----------
Net cash used in operating activities                                       (512,000)         (685,000)
                                                                         -----------       -----------

INVESTING ACTIVITIES
Purchase of equipment                                                        (59,000)         (253,000)
Decrease in note receivable from sale of discontinued operations                   0            31,000
Increase in other assets                                                           0            (3,000)
                                                                         -----------       -----------
Net cash used in investing activities                                        (59,000)         (225,000)
                                                                         -----------       -----------

FINANCING ACTIVITIES
Proceeds from line of credit                                                 450,000         1,031,000
                                                                         -----------       -----------
Net cash provided by financing activities                                    450,000         1,031,000
                                                                         -----------       -----------

NET INCREASE (DECREASE) IN CASH                                             (121,000)          121,000
CASH - BEGINNING OF PERIOD                                                   167,000            42,000
                                                                         -----------       -----------
CASH - END OF PERIOD                                                     $    46,000       $   163,000
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

BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1999.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.


2. FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:


                                              FEBRUARY 29,            NOVEMBER 30,
                                                 2000                    1999
                                               ----------             ----------
Raw materials                                  $  511,000             $  479,000
Work in process                                   226,000                233,000
Finished goods                                    282,000                510,000
                                               ==========             ==========
                                               $  908,000             $1,222,000
                                               ==========             ==========

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

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000. The Company further extended the credit line agreement to June 30, 2000 in a December 31, 1999 amendment. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3% (11.5% at November 30, 1999).

For the first three months of fiscal 2000, the Company issued demand notes totaling $450,000 at an interest rate of prime plus 3% (11.75% at February 29, 2000).

5. COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

During the first three months of 2000, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1999, under Note 5 to the financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

During the first three months of fiscal 2000, the Company focused its efforts on ramping up sales of the Company's DuraCLEAN polyurethane gloves in both the US and international markets. Sales of the Company's contamination control products increased 16% from the first quarter of fiscal 1999, due to product improvement projects and expansion of the Company's sales organization during the fiscal year 1999.

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

Foamex International is an international developer, manufacturer and supplier of high-quality foam, including key materials utilized in Contamination Control environments. Foamex Asia Co. Ltd., located in Singapore and in Thailand, is currently a major supplier of specialty foam products to the Asian market.

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

Net sales increased by $99,000 (16.0%) to $730,000 in the first quarter of 2000 as compared to $631,000 in the first quarter of 1999. The increase in sales was attributable to an increase in the Company's contamination control products, primarily in UltraSOLV(TM)wipers.

GROSS MARGIN

The Company recorded a negative gross margin of $447,000 as compared to a negative gross margin of $133,000 in the same period of 1999.
Although the Company recognized gross profits on the sale of its contamination control products, the loss was attributable to high unabsorbed operating costs of its glove manufacturing plant as the Company continues to ramp up sales of its DuraClean glove.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include additional costs related to the Company's marketing activities and administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

Selling, general and administrative expenses decreased $153,000 (24%) to $495,000 in the first quarter of 2000 from $648,000 in the first quarter of 1999. The decrease in expense was due primarily to reductions in executive headcount, and a severance reserve of $50,000 for exiting President and CEO recorded in the first quarter of 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $66,000 (100%) to less than $1,000 in the first quarter of 2000 as compared to $66,000 in the first quarter of 1999. The decline was due to decreased project expenses and a reduction in personnel.

INTEREST INCOME (EXPENSE), NET

The Company reported higher interest expense in the first quarter versus the same period of 1999 due to increased debt outstanding and higher interest rates in fiscal 2000. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (See Note 3).

INCOME TAXES

For the quarters ended February 29, 2000 and February 28, 1999, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1999 and 2000.

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

During 1999 and the first three months of 2000, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $512,000 in the first three months of 2000 versus net cash used in operating activities of $685,000 in the first quarter of 1999. The decrease in the cash used in operating activities was primarily due to a reduction in inventories.

Net cash used in investing activities was $59,000 in the first three months of 2000, versus net cash used by investing activities of $225,000 in the first three months of 1999. The higher investing activities in the first quarter of the prior year was due to major purchases of glove production equipment that occurred in the first part of fiscal 1999.

Net cash provided by financing activities was $450,000 in the first three months of 2000 versus $1,031,000 in the first three months of 1999. The debt financing in both years was obtained from Trilon Dominion Partners, LLC.

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

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000. The Company further extended the credit line agreement to June 30, 2000 in a December 31, 1999 amendment. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3% (11.5% at November 30, 1999).

For the first three months of fiscal 2000, the Company issued demand notes totaling $450,000 at an interest rate of prime plus 3% (11.75% at February 29, 2000).

As of April 6, 2000, the Company has used its current credit facilities and anticipates continuing negative cash flow through at least the first half of fiscal year 2000. Management believes that Trilon Dominion, the Company's largest shareholder with over 72% of the shares outstanding, will continue to support the Company as necessary through the end of fiscal year 2000.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

        For information regarding legal proceedings, refer to the information contained in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1999 under the heading, "Legal Proceedings" and
        Note 5 to the financial statements therein.

ITEM 2. CHANGES IN SECURITIES:

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        None

ITEM 5. OTHER INFORMATION:

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS:

            10.163 Demand Note dated March 2, 2000 between the Registrant and
                   Trilon Dominion Partners, L.L.C.


            10.164 Demand Note dated April 5, 2000 between the Registrant and
                   Trilon Dominion Partners, L.L.C.

            27.1   Financial Data Schedule


(B) REPORTS ON FORM 8-K:

        None

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          WILSHIRE TECHNOLOGIES, INC.



Dated: April 14, 2000                         By: /s/ Kathleen E. Terry
                                              --------------------------------
                                              Kathleen E. Terry
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)