Form 10QSB
period 2000-05-31
WILSHIRE TECHNOLOGIES INC
filed 2000-07-17
CIK 891762

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000

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

        The number of shares outstanding of the registrant's only class of Common Stock, no par value, were 12,953,385 on June 30, 2000.

        Transitional Small Business Disclosure Format. Yes [ ] No [X]

================================================================================

                           WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB


--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION                                       PAGE

--------------------------------------------------------------------------------


Item 1.   Financial Statements:

               Condensed Consolidated Balance Sheets as of            3
               May 31, 2000 and November 30, 1999

               Condensed Consolidated Statements of Operations        4
               for the Three Months Ended May 31, 2000 and
               May 31, 1999

               Condensed Consolidated Statements of Operations        5
               for the Six Months Ended May 31, 2000 and
               May 31, 1999

               Condensed Consolidated Statements of Cash Flows        6
               for the Six Months Ended May 31, 2000 and
               May 31, 1999

               Notes to Condensed Consolidated Financial Statements   7

Item 2.   Management's Discussion and Analysis                        9
          or Plan of Operation

--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.        Legal Proceedings                                     12

Item 2.        Changes in Securities                                 12

Item 3.        Defaults Upon Senior Securities                       12

Item 4.        Submission of Matters to a Vote of Security Holders   13

Item 5.        Other Information                                     13

Item 6.        Exhibits and Reports on Form 8-K                      13

Signatures                                                           14

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        May 31,         November 30,
                                                                         2000              1999
                                                                     ------------       ------------
ASSETS                                                                (Unaudited)          (Note 1)
Current assets:
     Cash                                                            $    223,000       $    167,000
     Accounts receivable trade, less allowance for doubtful
         accounts of $7,000 at May 31, 2000
         and $7,000 at November 30, 1999, respectively                    195,000            305,000
     Inventories (Note 2)                                                      --          1,222,000
     Other current assets                                                 558,000            313,000
                                                                     ------------       ------------
Total current assets                                                      976,000          2,007,000

Property and equipment, less accumulated depreciation                   3,073,000          3,436,000
Goodwill, less accumulated amortization of $407,000
     at November 30, 1999                                                      --            335,000
Patents and trademarks, net                                                26,000            125,000

Receivable due from sale of Division (Note 3)                             945,000                 --

                                                                     ------------       ------------
                                                                     $  5,020,000       $  5,903,000
                                                                     ============       ============


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                $    370,000       $    260,000
     Accrued expenses                                                     340,000            418,000
     Interest payable                                                   2,484,000          1,758,000
     Line of credit (Note 4)                                           13,184,000         11,935,000
                                                                     ------------       ------------
Total current liabilities                                              16,378,000         14,371,000

Shareholders' deficit:
     Preferred stock, no par value, 2,000,000 shares authorized
         and none issued and outstanding                                       --                 --
     Common stock, no par value, 50,000,000 shares
         authorized; 12,953,385 shares issued and
         outstanding at May 31, 2000 and
         November 30, 1999                                             25,912,000         25,912,000
     Common stock warrants                                                387,000            387,000
     Accumulated deficit                                              (37,657,000)       (34,767,000)
                                                                     ------------       ------------
Total shareholders' deficit                                           (11,358,000)        (8,468,000)
                                                                     ------------       ------------
                                                                     $  5,020,000       $  5,903,000
                                                                     ============       ============


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                             Three Months Ended May 31,
                                          -------------------------------
                                              2000               1999
                                          ------------       ------------
Net sales (Note 3)                        $    542,000       $    812,000
Cost of sales                                  944,000            746,000
                                          ------------       ------------
Gross margin                                  (402,000)            66,000

Operating expenses:
     Marketing and selling                     125,000            149,000
     General and administrative                382,000            396,000
     Research and development                    7,000             43,000
                                          ------------       ------------
Total operating expenses                       514,000            588,000
                                          ------------       ------------

Loss from operations                          (916,000)          (522,000)
Other income                                    10,000              3,000
Gain (loss) on sale of Assets (Note 3)        (314,000)                --
Interest income (expense), net                (373,000)          (288,000)
                                          ------------       ------------
Loss before provision
     for state income taxes                 (1,593,000)          (807,000)

Provision for state income taxes                    --                 --

Net loss                                  $ (1,593,000)      $   (807,000)
                                          ============       ============

Weighted average shares outstanding         12,953,000         12,953,000
                                          ============       ============

Basic and diluted loss per share          $      (0.12)      $      (0.06)
                                          ============       ============


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Six Months Ended May 31,
                                          -------------------------------
                                              2000               1999
                                          ------------       ------------
Net sales (Note 3)                        $  1,272,000       $  1,443,000
Cost of sales                                2,121,000          1,511,000
                                          ------------       ------------
Gross margin                                  (849,000)           (68,000)

Operating expenses:
     Marketing and selling                     266,000            305,000
     General and administrative                736,000            888,000
     Research and development                    7,000            108,000
                                          ------------       ------------
Total operating expenses                     1,009,000          1,301,000
                                          ------------       ------------

Loss from operations                        (1,858,000)        (1,369,000)
Other income                                    10,000              5,000
Gain (loss) on sale of assets (Note 3)        (314,000)                --
Interest income (expense), net                (727,000)          (575,000)
                                          ------------       ------------
Loss before provision
     for state income taxes                 (2,889,000)        (1,939,000)

Provision for state income taxes                 1,000              1,000

Net loss                                  $ (2,890,000)      $ (1,940,000)
                                          ============       ============

Weighted average shares outstanding         12,953,000         12,953,000
                                          ============       ============

Basic and diluted loss per share          $      (0.22)      $      (0.15)
                                          ============       ============


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Six Months Ended May 31,
                                                                      ------------------------------
                                                                         2000              1999
                                                                      ------------      ------------
OPERATING ACTIVITIES
Net loss                                                              $(2,890,000)      $(1,940,000)
Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                 365,000           375,000
            Provision for loss on accounts receivable                          --             2,000
            Provision for inventory obsolescence                          128,000                --
            Loss from sale of assets to Foamex                            314,000                --
            Net change in operating assets and liabilities:
                (Increase) decrease in accounts receivable                110,000           (27,000)
                (Increase) decrease in inventories                        305,000          (184,000)
                (Increase) decrease in other current assets               (85,000)          (61,000)
                Increase (decrease) in accounts payable and
                 accrued expenses                                        (109,000)          (39,000)
                Increase in interest payable                              726,000           536,000
                                                                      -----------       -----------
Net cash used in operating activities                                  (1,136,000)       (1,338,000)
                                                                      -----------       -----------

INVESTING ACTIVITIES
Purchases of equipment                                                    (57,000)         (457,000)
Decrease in note receivable from sale of discontinued operations               --            95,000
Increase in other assets                                                       --            (8,000)
                                                                      -----------       -----------
Net cash used in investing activities                                     (57,000)         (370,000)
                                                                      -----------       -----------

FINANCING ACTIVITIES
Proceeds from line of credit                                            1,249,000         1,776,000
Exercise of Stock Options                                                      --             5,000
                                                                      -----------       -----------
Net cash provided by financing activities                               1,249,000         1,781,000
                                                                      -----------       -----------

NET INCREASE (DECREASE) IN CASH                                            56,000            73,000
CASH - BEGINNING OF PERIOD                                                167,000            42,000
                                                                      -----------       -----------
CASH - END OF PERIOD                                                  $   223,000       $   115,000
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

BASIS OF PRESENTATION

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes that Trilon Dominion will continue to support the Company's working capital needs as necessary through the end of fiscal year 2000.

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1999.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.


2. FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                          May 31,        November 30,
                           2000              1999
                       -----------       -----------
Raw materials          $   112,000       $   479,000
Work in process              3,000           233,000
Finished goods              13,000           660,000
Inventory reserve         (128,000)         (151,000)
                       -----------       -----------
                       $        --       $ 1,222,000
                       ===========       ===========

3. SALE OF WILSHIRE CONTAMINATION CONTROL DIVISION

On May 19, 2000 the Company completed the sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control division (the "division") to Foamex Asia Co. LTD. (the "Buyer"), an affiliate of Foamex International (FMX:NASDAQ) for a potential sales price of $2,500,000 or more. Substantially all of the historic revenues reported by the Company related to this division.

Payments are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the Buyer of certain products, as defined in the asset purchase agreement, subject to certain cash flow provisions.

As no proceeds were due to the Company on the date of closing, the Company has recorded a receivable which equates to the net book value of the net assets sold. Such receivable totals $945,000. The Company has a secured interest in the net assets sold. All payments of the sales price will be applied against the receivable, under the cost recovery method, with no recognition of gain until the receivable is paid in full. The Company believes that the asset recorded is not impaired.

In conjunction with the sale of the Division, the Company recorded a loss of $314,000 associated with the write-off of Goodwill on the books of the Company related to Contamination Control products.

In addition to the sale of assets, the Buyer and Seller entered into an agreement where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex's ongoing operation of the Division's business. The agreement commenced on May 19, 2000 and will continue until December 31, 2000.

4. LINE OF CREDIT

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

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000. The Company further extended the credit line agreement to June 30, 2000 and to January 31, 2001 in a December 31, 1999 and June 30, 2000 amendment, respectively. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3% (11.5% at November 30, 1999 and at May 31, 2000).

During the first three months of fiscal 2000, the Company issued demand notes totaling $450,000 at an interest rate of prime plus 3% (12.0% at May 31, 2000). For the second quarter of fiscal 2000, the Company issued demand notes totaling $801,000 at an interest rate of prime plus 3% (12% at May 31, 2000).

5. COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

During the first six months of 2000, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1999, under Note 5 to the financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

With the exception of discussions regarding historical information, "Management's Discussion and Analysis or Plan of Operation" contains forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Company's future cash flows and ability to obtain sufficient financing, timing and volume of sales orders, level of gross margins and operating expenses, lack of market acceptance or demand for new product lines, price competition, conditions in the contamination control industry and the economy in general, as well as legal proceedings. The economic risk associated with material cost fluctuations and inventory obsolescence is significant to the Company. The ability to manage inventories through procurement and utilization of component materials and the ability to generate new glove sales could have a significant impact on future results of operations or financial condition. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports that have been filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

Overview

In the second quarter of fiscal 2000, the Company focused its efforts on completing the sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control Division ("The Division") to Foamex Asia Co. LTD (the "Buyer" or "Foamex"), an affiliate of Foamex International (FMXI:NASDAQ).

On May 19, 2000 the Company completed the sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control division (the "division") to Foamex Asia Co. LTD. (the "Buyer"), an affiliate of Foamex International (FMX:NASDAQ) for a potential sales price of $2,500,000 or more. Substantially all of the historic revenues reported by the Company related to this division.

Payments are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the buyer of certain products, as defined in the asset purchase agreement, subject to certain cash flow provisions.

As no proceeds were due to the Company on the date of closing, the Company has recorded a receivable, which equates to the net book value of the net assets sold. Such receivable totals $945,000. The Company has a secured interest in the net assets sold. All payments of the sales price will be applied against the receivable, under the cost recovery method, with no recognition of gain until the receivable is paid in full. The Company believes that the asset recorded is not impaired.

In conjunction with the sale of the Division, the Company recorded a loss of $314,000 associated with the write-off of Goodwill on the books of the Company related to Contamination Control products.

In addition to the sale of assets, the Buyer and Seller entered into an agreement where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex's ongoing operation of the Division's business. The agreement commenced on May 19, 2000 and will continue until December 31, 2000.

Foamex International is an international developer; manufacturer and supplier of high-quality foam, including key materials utilized in contamination control environments. Foamex Asia Co. Ltd., located in Singapore and in Thailand, is currently a major supplier of specialty foam products to the Asian market.

Steve Scibelli, President of Foamex Asia Co. Ltd., served as Chief Executive Officer of Wilshire Technologies from 1994 until 1996. Mr. Scibelli currently owns 96,073 shares of Company stock. In addition, the Company is contingently obligated to pay certain other benefits to Mr. Scibelli.

The Company believes the transaction was in its best interests due to the likelihood of increased sales over the next three years from lower manufacturing costs that could be achieved by Foamex Asia Co. Ltd. The Company acknowledges that the sale of the Division will increase the negative cash flow through at least the remainder of fiscal year 2000. However Trilon Dominion, the Company's largest shareholder with over 72% of the shares outstanding, has advised the Company that it will continue to support the Company as necessary through the end of fiscal year 2000, although no assurance of their support can be given. Furthermore, the sale of the Division to Foamex Asia Co. Ltd., allows the Company to better focus its efforts on the polyurethane glove business.

In addition to completing the sale of the Contamination Control Division, the Company decided to pursue development of a second generation of its polyurethane glove. In light of that decision, the Company reserved 100 percent of the value of the remaining inventories of its DuraCLEAN polyurethane gloves and focused upon securing a strategic partner for the new product development. On June 26, 2000, the Company signed a letter of intent with the Lycra division of DuPont in a cooperative business venture. DuPont will develop and supply a new polyurethane material and Wilshire will use the material to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications. The transaction is subject to various conditions, including execution of a definitive agreement, which the parties expect to finalize and sign within the next 30 to 45 days.

RESULTS OF OPERATIONS

NET SALES

The Company markets its products directly to end users through an internal sales force utilizing outside distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net sales decreased by $270,000 (33.0%) to $542,000 in the second quarter of 2000 as compared to $812,000 in the second quarter of 1999. Net sales decreased by $171,000 (12.0%) to $1,272,000 for the first six months of 2000 as compared to $1,443,000 for the first six months of 1999. The Company believes the decrease in sales for the second quarter and first six months was due in part to the involvement of the Company's senior sales management in completing the sale of the Wilshire Contamination Control Division to Foamex Asia Co. Ltd., as well as decreases in sales of the Company's roller and glove products. Additionally, no sales were recorded after May 19, 2000, the date of the Foamex sale.

In the third quarter of 2000, the Company expects to recognize little or no sales of its DuraCLEAN glove, which is its only remaining product, as it will focus its efforts on the joint development of a new polyurethane glove with DuPont.

GROSS MARGIN

For the second quarter ended May 31, 2000, the Company recorded a negative gross margin of $402,000 as compared to a gross margin of $66,000 in the same period of 1999. For the first six months of 2000, the Company recognized a negative gross margin of $849,000 as compared to a negative gross margin of $68,000 for the comparable period in 1999. Although the Company recognized gross profits on the sale of its contamination control products, the loss was attributable to high unabsorbed operating costs of its glove manufacturing plant.


MARKETING AND SELLING EXPENSES

Marketing and selling expenses decreased by $24,000 (16.0%) to $125,000 in the second quarter of 2000 from $149,000 for the comparable period of 1999. The first six months of expense decreased by $39,000 (13.0%) to $266,000 from $305,000 for the first six months of 1999. The quarter and year to date decrease, as compared to comparable periods in 1999, was primarily due to a decrease in marketing personnel.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include costs related to the Company's administrative costs (such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities).

General and administrative expenses decreased $14,000 (4.0%) to $382,000 in the second quarter of 2000 from $396,000 in the second quarter of 1999. For the first six months of 2000, General and Administrative expenses decreased $152,000 (17.0%) to $736,000 from $888,000 for the first six months of 1999. The decrease in expense was due primarily to reductions in professional services associated with the Company's glove manufacturing plant as well as a decrease in executive headcount.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased $36,000 (84%) to $7,000 in the second quarter of 2000 as compared to $43,000 in the second quarter of 1999. The first six months of Research and development expense decreased by $101,000 (94%) from expense of $108,000 for the same period of 1998. The decline was primarily due to decreased project expenses.

INTEREST INCOME (EXPENSE), NET

The Company reported higher interest expense in the second quarter and for the first six months of 2000 versus the same period of 1999 due to increased debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (See Note 4).

INCOME TAXES

For the quarters ended May 31, 2000 and May 31, 1999, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1999 and 2000.

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

During 1999 and the first six months of 2000, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $1,136,000 in the first six months of 2000 versus net cash used in operating activities of $1,338,000 in the first six months of 1999. The decrease in the cash used in operating activities was primarily due to the sale of certain assets and liabilities to Foamex Asia, Co. Ltd.

Net cash used in investing activities was $57,000 in the first six months of 2000, versus net cash used by investing activities of $370,000 in the first six months of 1999. The higher investing activities in the first quarter of the prior year was due to major purchases of glove production equipment that occurred in the first part of fiscal 1999.

Net cash provided by financing activities was $1,249,000 in the first six months of 2000 versus $1,781,000 in the first six months of 1999. The debt financing in both years was obtained from Trilon Dominion Partners, LLC.

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

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000. The Company further extended the credit line agreement to June 30, 2000 and to January 31, 2001 in a December 31, 1999 and June 30, 2000 amendment, respectively. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3% (11.5% at November 30, 1999).

For the first six months of fiscal 2000, the Company issued demand notes totaling $450,000 at an interest rate of prime plus 3% (12.0% at May 31, 2000). For the second quarter of fiscal 2000, the Company issued demand notes totaling $801,000 at an interest rate of prime plus 3% (12% at May 31, 2000).

As of July 5, 2000, the Company has used its current credit facilities and anticipates continuing negative cash flow from operating and investing activities through fiscal year 2000. Management believes that Trilon Dominion, the Company's largest shareholder with over 72% of the shares outstanding, will continue to support the Company as necessary through the end of fiscal year 2000. However, given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs.


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

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES:

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

            None

            Registrant has solicited proxies pursuant to regulation 14A of the Securities Exchange Act (Proxy Statement dated March 14, 2000) for its Annual Meeting of Shareholders on May 1, 2000. There was no solicitation in opposition to management's nominees for the directors listed in the Proxy Statement. All such nominees were elected by the affirmative vote of 12,724,278 shares which were the number of the shares represented at the meeting. The number of shares not voted were 229,107.

ITEM 5.     OTHER INFORMATION:

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  EXHIBITS:

            10.165   Demand Note dated May 10, 2000 between the Registrant and
                     Trilon Dominion Partners, L.L.C.

            10.166   Demand Note dated June 1, 2000 between the Registrant and
                     Trilon Dominion Partners, L.L.C.

            10.167   Letter of Agreement by Company's Independent auditors,
                     Ernst and Young LLP for termination of services.

            10.168 Unaudited Pro forma Consolidated Financial Statements for sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control Division to Foamex
                     Asia Co. Ltd.

            10.169   Amendment to Amended and Restated Credit Agreement

            10.170   Letter of Intent between Wilshire Technologies Inc. and the
                     Lycra Division of DuPont.

            10.171   Form of stock option granted on May 1, 2000 to Ms. Kathleen
                     Terry.

            10.172   Form of stock option granted on May 1, 2000 to Mr. Chuck
                     Black.

            10.173   Form of stock option granted on May 1, 2000 to Mr. Ron
                     Cantwell.

            10.174   Form of stock option granted on May 1, 2000 to Mr. Joe
                     Davis.

            10.175   Form of stock option granted on May 1, 2000 to Mr. David
                     Heavenridge.

            10.176   Form of stock option granted on May 1, 2000 to Mr. John Van
                     Egmond.

            10.177 Asset Purchase Agreement relating to the sale of assets and selected liabilities of the Company's Contamination Control
                     Division to Foamex Asia Co. Ltd.

            27.1     Financial Data Schedule


            (b) REPORTS ON FORM 8-K:

            On June 28, 2000, the Registrant filed a report on Form 8-K dated June 23, 2000 which described in Item 4 the change in the Registrant's Certifying Accountant, with the replacement of Ernst and Young LLP the Company's independent accounting firm with BDO Seidman, LLP.

            On July 14, 2000, the Registrant filed a report on Form 8-K dated May 19, 2000 which described in Item 2 the sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control Division ("The Division") to Foamex Asia Co. LTD (the "Buyer"), an affiliate of Foamex International (FMXI:NASDAQ).


SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WILSHIRE TECHNOLOGIES, INC.


Dated: July 17, 2000                        By: /s/ Kathleen E. Terry
                                               ---------------------------------
                                               Kathleen E. Terry
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)