Form 10QSB
period 2000-08-31
WILSHIRE TECHNOLOGIES INC
filed 2000-10-13
CIK 891762

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000

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

        The number of shares outstanding of the registrant's only class of Common Stock, no par value, were 12,953,385 on September 19, 2000.

        Transitional Small Business Disclosure Format.  Yes  [ ]  No  [X]

================================================================================

                           WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB



--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION                                            PAGE
--------------------------------------------------------------------------------

Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets as of                   3
             August 31, 2000 and November 30, 1999

             Condensed Consolidated Statements of Operations               4
             for the Three Months Ended August 31, 2000 and
             August 31, 1999

             Condensed Consolidated Statements of Operations               5
             for the Nine Months Ended August 31, 2000 and
             August 31, 1999

             Condensed Consolidated Statements of Cash Flows               6
             for the Nine Months Ended August 31, 2000 and
             August 31, 1999

             Notes to Condensed Consolidated Financial Statements          7

Item 2.   Management's Discussion and Analysis                             9
          or Plan of Operation

--------------------------------------------------------------------------------

PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.   Legal Proceedings                                               13

Item 2.   Changes in Securities                                           13

Item 3.   Defaults Upon Senior Securities                                 14

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 5.   Other Information                                               14

Item 6.   Exhibits and Reports on Form 8-K                                14

Signatures                                                                15

                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     August 31,        November 30,
                                                                        2000               1999
                                                                    ------------       ------------
                                                                     (Unaudited)         (Note 1)
ASSETS
Current assets:
    Cash                                                            $    126,000       $    167,000
    Accounts receivable trade, less allowance for doubtful
       accounts of $7,000 at August 31, 2000
       and $7,000 at November 30, 1999, respectively                       2,000            305,000
    Inventories (Note 2)                                                      --          1,222,000
    Other current assets                                                 341,000            313,000
                                                                    ------------       ------------
Total current assets                                                     469,000          2,007,000

Receivable due from sale of Division (Note 3)                            945,000                 --

Property and equipment, less accumulated depreciation                  2,915,000          3,436,000
       of $1,935,000 at August 31, 2000
       and $1,631,000 at November 30, 1999, respectively
Goodwill, less accumulated amortization of $407,000 at
     November 30, 1999                                                        --            335,000
Patents and trademarks, net                                               26,000            125,000

                                                                    ------------       ------------
                                                                    $  4,355,000       $  5,903,000
                                                                    ============       ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                $     81,000       $    260,000
    Accrued expenses                                                     223,000            418,000
    Interest payable                                                   2,881,000          1,758,000
    Line of credit and Demand notes (Note 4)                          13,698,000         11,935,000
                                                                    ------------       ------------
Total current liabilities                                             16,883,000         14,371,000
                                                                    ------------       ------------

Shareholders' equity (net capital deficiency):
    Preferred stock, no par value, 2,000,000 shares authorized
       and none issued and outstanding                                        --                 --
    Common stock, no par value, 50,000,000 shares
       authorized; 12,953,385 shares issued and
       outstanding at August 31, 2000 and
       November 30, 1999                                              25,912,000         25,912,000
    Common stock warrants                                                387,000            387,000
    Accumulated deficit                                              (38,827,000)       (34,767,000)
                                                                    ------------       ------------
Total shareholders' deficit                                          (12,528,000)        (8,468,000)
                                                                    ------------       ------------
                                                                    $  4,355,000       $  5,903,000
                                                                    ============       ============


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended August 31,
                                               --------------------------------
                                                   2000                1999
                                               ------------        ------------
Net sales (Note 3)                             $     25,000        $    567,000
Cost of sales                                       419,000           1,021,000
                                               ------------        ------------
Gross margin                                       (394,000)           (454,000)
                                               ------------        ------------

Operating expenses:
    Marketing and selling                           124,000             186,000
    General and administrative                      332,000             470,000
    Research and development                          2,000              56,000
                                               ------------        ------------
Total operating expenses                            458,000             712,000
                                               ------------        ------------

Loss from operations                               (852,000)         (1,166,000)
Other income                                         80,000               1,000
Interest expense, net                              (398,000)           (310,000)
                                               ------------        ------------
Loss before provision
    for state income taxes                       (1,170,000)         (1,475,000)

Provision for state income taxes                         --                  --

                                               ------------        ------------
Net loss                                       $ (1,170,000)       $ (1,475,000)
                                               ============        ============

Weighted average shares outstanding              12,953,000          12,953,000
                                               ============        ============

Basic and diluted loss per share               $      (0.09)       $      (0.11)
                                               ============        ============


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Nine Months Ended August 31
                                               --------------------------------
                                                   2000                1999
                                               ------------        ------------
Net sales (Note 3)                             $  1,297,000        $  2,010,000
Cost of sales                                     2,540,000           2,532,000
                                               ------------        ------------
Gross margin                                     (1,243,000)           (522,000)
                                               ------------        ------------

Operating expenses:
    Marketing and selling                           390,000             491,000
    General and administrative                    1,068,000           1,358,000
    Research and development                          9,000             164,000
                                               ------------        ------------
Total operating expenses                          1,467,000           2,013,000
                                               ------------        ------------

Loss from operations                             (2,710,000)         (2,535,000)
Other income                                         90,000               6,000
(Loss) on sale of assets (Note 3)                  (314,000)                 --
Interest expense, net                            (1,125,000)           (885,000)
                                               ------------        ------------
Loss before provision
    for state income taxes                       (4,059,000)         (3,414,000)

Provision for state income taxes                      1,000               1,000
                                               ------------        ------------

Net loss                                       $ (4,060,000)       $ (3,415,000)
                                               ============        ============

Weighted average shares outstanding              12,953,000          12,948,000
                                               ============        ============

Basic and diluted loss per share               $      (0.31)       $      (0.26)
                                               ============        ============


                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                           Nine Months Ended August 31,
                                                          -----------------------------
                                                             2000              1999
                                                          -----------       -----------
OPERATING ACTIVITIES
Net loss                                                  $(4,060,000)      $(3,415,000)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                            528,000           562,000
     Provision for loss on accounts receivable                     --             2,000
     Provision for inventory obsolescence                     118,000                --
     Loss from sale of assets to Foamex                       314,000                --
     Net change in operating assets and liabilities:
       Decrease in accounts receivable                        303,000            76,000
       (Increase) decrease in inventories                     315,000          (174,000)
       Decrease in other current assets                       132,000            74,000
       (Decrease) in accounts payable and
        accrued expenses                                     (515,000)          (66,000)
       Increase in interest payable                         1,123,000           845,000
                                                          -----------       -----------
Net cash used in operating activities                      (1,742,000)       (2,096,000)
                                                          -----------       -----------

INVESTING ACTIVITIES
Purchases of equipment                                        (62,000)         (488,000)
Increase in other assets                                           --           (14,000)
                                                          -----------       -----------
Net cash used in investing activities                         (62,000)         (502,000)
                                                          -----------       -----------

FINANCING ACTIVITIES
Proceeds from line of credit                                1,763,000         2,629,000
Exercise of Stock Options                                          --             5,000
                                                          -----------       -----------
Net cash provided by financing activities                   1,763,000         2,634,000
                                                          -----------       -----------

NET INCREASE (DECREASE) IN CASH                               (41,000)           36,000
CASH - BEGINNING OF PERIOD                                    167,000            42,000
                                                          -----------       -----------
CASH - END OF PERIOD                                      $   126,000       $    78,000
                                                          ===========       ===========


                             See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Wilshire Technologies, Inc. (the "Company") develops, manufactures and markets engineered polymer products for industrial clean room use. The Company, based in Carlsbad, California, manufactures its products in its wholly owned Mexican subsidiary, Wilshire International de Mexico S.A. de C.V.

BASIS OF PRESENTATION

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes that Trilon Dominion will continue to support the Company's working capital needs as necessary through the end of fiscal year 2000. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. Should Trilon Dominion discontinue providing working capital support to the Company, the Company would have insufficient working capital to meet its operational needs for the foreseeable future.

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1999.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.


2.  FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                                         August 31,        November 30,
                                            2000               1999
                                         -----------       ------------
         Raw materials                   $   111,000       $   479,000
         Work in process                       4,000           233,000
         Finished goods                        3,000           660,000
         Inventory reserve                  (118,000)         (150,000)
                                         -----------       -----------
                                         $        --       $ 1,222,000
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

Payments are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the Buyer of certain products, subject to certain cash flow provisions, as defined in the asset purchase agreement.

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

In conjunction with the sale of the Division, the Company recorded a loss of $314,000 associated with the write-off of Goodwill on the books of the Company related to Wilshire Contamination Control products.

In addition to the sale of assets, the Buyer and Seller entered into an agreement where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex's ongoing operation of the Division's business. The agreement commenced on May 19, 2000 and will continue until December 31, 2000.

4.  LINE OF CREDIT

On March 31, 1998, the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") which included principal of $4,000,000 from a previous agreement, $750,000 from Demand Notes, accrued interest of $543,297 on the Agreement and Demand Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and interest was payable quarterly at an annual rate of 11.5%. From March 1998 to November 1998, the Company issued Demand notes totaling $930,000 at an interest rate of 11.5% under the credit line agreement.

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000. The Company further extended the credit line agreement to June 30, 2000 and to January 31, 2001 in a December 31, 1999 and June 30, 2000 amendments, respectively. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3% (11.5% at November 30, 1999 and 13.0% at August 31, 2000, respectively).

During the first three months of fiscal 2000, the Company issued demand notes totaling $450,000 at an interest rate of prime plus 3% (13.0% at August 31, 2000). For the second quarter of fiscal 2000, the Company issued demand notes totaling $801,000 at an interest rate of prime plus 3% (13% at August 31, 2000). In the third quarter of fiscal 2000, the Company issued demand notes totaling $514,000 at an interest rate of prime plus 3% (13.0% as of August 31, 2000). Debt outstanding at August 31, 2000 totaled $13,698,000.

5.  COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

During the first nine months of 2000, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1999, under Note 5 to the financial statements included therein.

6.   SUBSEQUENT EVENTS

Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the "Agreement") with the Lycra(R) division of E. I. DuPont de Nemours and Company ("DuPont "). Under the Agreement, DuPont will develop and supply a new proprietary polyurethane material and Wilshire will use the material to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications.

The Agreement grants the Company an exclusive two-year license to manufacture and sell gloves using the new polyurethane material into the clean room, non-medical glove markets of North America, Asia (ex-Japan) and Japan. The Agreement allows for up to three annual extensions of the exclusivity period for the purchasing rights and for the selling rights into North America and Asia (ex-Japan) upon the Company meeting certain performance criteria. In addition, the Company can obtain annual non-exclusive rights in these markets upon achievement of lesser performance criteria.

Under the Agreement, the Company is required to purchase all its polyurethane requirements from DuPont through the end of 2005. In conjunction with the Agreement, the Company also entered into a Trademark License Agreement with Dupont that allows the Company to market the new polyurethane glove under the Lycra(R) trademark.

As partial consideration, the Company granted an stock option to Dupont to purchase up to 2,000,000 shares of its common stock at an exercise price of $.50 a share. The right to exercise the option terminates on December 31, 2003. If the option is exercised as to less than all the underlying shares,it expires as to the remaining shares.

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

Overview

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes that Trilon Dominion will continue to support the Company's working capital needs as necessary through the end of fiscal year 2000. Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. Should Trilon Dominion discontinue providing working capital support to the Company, the Company would have insufficient working capital to meet its operational needs for the foreseeable future.

In the second quarter of fiscal year 2000, the Company completed the sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control division (the "division") to Foamex Asia Co. LTD. (the "Buyer"), an affiliate of Foamex International (FMX:NASDAQ) for a potential sales price of $2,500,000 or more. Substantially all of the historic revenues reported by the Company related to this division.

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

In addition to the sale of assets, the Buyer and Seller entered into an agreement (the "Ongoing Service Agreement") where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex's ongoing operation of the Division's business. The agreement commenced on May 19, 2000 and will continue until December 31, 2000.


The Company believes the transaction was in its best interests due to the likelihood of increased sales over the next three years from lower manufacturing costs that could be achieved by Foamex Asia Co. Ltd. The Company acknowledges that the sale of the Division will increase the negative cash flow through at least the remainder of fiscal year 2000. However Trilon Dominion, the Company's largest shareholder with over 73% of the shares outstanding, has advised the Company that it will continue to support the Company as necessary through the end of fiscal year 2000, although no assurance of their support can be given. Furthermore, the sale of the Division to Foamex Asia Co. Ltd., allows the Company to better focus its efforts on the polyurethane glove business.

During the third quarter of fiscal 2000, the Company continued to pursue development of a second generation of its polyurethane glove and focused upon securing a strategic partner for the new product development.

Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the "Agreement") with the Lycra(R) division of E. I. DuPont de Nemours and Company ("DuPont"). Under the Agreement, DuPont will develop and supply a new proprietary polyurethane material and Wilshire will use the material to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications.

The Agreement grants the Company an exclusive two-year license to manufacture and sell gloves using the new polyurethane material into the clean room, non-medical glove markets of North America, Asia (ex-Japan) and Japan. The Agreement allows for up to three annual extensions of the exclusivity period for the purchasing rights and for the selling rights into North America and Asia (ex-Japan) upon the Company meeting certain performance criteria. In addition, the Company can obtain annual non-exclusive rights in these markets upon achievement of lesser performance criteria.

Under the Agreement, the Company is required to purchase all its polyurethane requirements from DuPont through the end of 2005. In conjunction with the Agreement, the Company also entered into a Trademark License Agreement with Dupont that allows the Company to market the new polyurethane glove under the Lycra(R) trademark.

As partial consideration, the Company granted an stock option to Dupont to purchase up to 2,000,000 shares of its common stock at an exercise price of $.50 a share. The right to exercise the option terminates on December 31, 2003. If the option is exercised as to less than all the underlying shares,it expires as to the remaining shares.

NET SALES

The Company markets its products directly to end users through an internal sales force utilizing outside distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net sales decreased by $542,000 (96.0%) to $25,000 in the third quarter of 2000 as compared to $567,000 in the third quarter of 1999. Net sales decreased by $713,000 (35.0%) to $1,297,000 for the first nine months of 2000 as compared to $2,010,000 for the first nine months of 1999. Sales for the third quarter were comprised of glove sales. The decrease in sales for the quarter and first nine months was due to the sale of the Wilshire Contamination Control Division to Foamex Asia Co. Ltd. on May 19, 2000.

In the fourth quarter of 2000, the Company expects to recognize little or no sales of its DuraCLEAN glove, which is its only remaining product, as it will focus its efforts on the development of the new polyurethane glove with DuPont.

GROSS MARGIN

For the third quarter ended August 31, 2000, the Company recorded a negative gross margin of $394,000 as compared to a negative gross margin of $454,000 in the same period of 1999. For the first nine months of 2000, the Company recognized a negative gross margin of $1,243,000 as compared to a negative gross margin of $522,000 for the comparable period in 1999. The losses for the quarter and the nine months were primarily attributable to high-unabsorbed operating costs of its glove manufacturing plant.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses decreased by $62,000 (33.0%) to $124,000 in the third quarter of 2000 from $186,000 for the comparable period of 1999. The first nine months of expense decreased by $101,000 (21.0%) to $390,000 from $491,000 for the first nine months of 1999. The quarter and year to date decreases, as compared to comparable periods in 1999, was primarily attributable to lower travel and certain other expenses previously associated with the Company's Wilshire Contamination Control division, which was sold to Foamex Asia Co. LTD. in the second quarter of fiscal year 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include costs related to the Company's administrative costs such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities.

General and administrative expenses decreased $138,000 (29.0%) to $332,000 in the third quarter of 2000 from $470,000 in the third quarter of 1999. For the first nine months of 2000, General and Administrative expenses decreased by $290,000 (21.0%) to $1,068,000 from $1,358,000 for the first nine months of
1999. The decrease in expense was due to reductions in professional services associated with the Company's glove manufacturing plant, decreases in executive headcount and the sharing of certain expenses under the Ongoing Service Agreement with Foamex Asia Co. LTD.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased by $54,000 (96%) to $2,000 in the third quarter of 2000 as compared to $56,000 in the third quarter of 1999. The first nine months of expense decreased by $155,000 (95%) to 9,000 from expense of $164,000 for the same period of 1999. The decline was primarily due to decreased project expenses.

OTHER INCOME

Other income increased by $79,000 to $80,000 in the third quarter of 2000 as compared to $1,000 in the third quarter of 1999. The first nine months of other income increased by $84,000 to $90,000 from income of $6,000 for the same period of 1999. The increase in other income for the quarter and first nine months is due to consulting income of $78,000 in the third quarter from the Ongoing Service Agreement with Foamex Asia.

INTEREST EXPENSE, NET

The Company reported higher interest expense in the third quarter and for the first nine months of 2000 versus the same period of 1999 due to an increase in prime rate as well as to increased debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (See Note 4).

INCOME TAXES

For the quarters ended August 31, 2000 and August 31, 1999, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1999 and 2000.

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

During 1999 and the first nine months of 2000, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $ 1,742,000 in the first nine months of 2000 versus net cash used in operating activities of $2,096,000 in the first nine months of 1999. The decrease in the cash used in operating activities was primarily due to the sale of certain assets and liabilities to Foamex Asia, Co. Ltd. in May, 2000.

Net cash used in investing activities was $62,000 in the first nine months of 2000, versus net cash used by investing activities of $502,000 in the first nine months of 1999. The higher investing activities in the first quarter of the prior year was due to major purchases of glove production equipment that occurred in the first part of fiscal 1999.

Net cash provided by financing activities was $1,763,000 in the first nine months of 2000 versus $2,634,000 in the first nine months of 1999. The debt financing in both years was obtained from Trilon Dominion Partners, LLC.

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

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000. The Company further extended the credit line agreement to June 30, 2000 and to January 31, 2001 in December 31, 1999 and June 30, 2000 amendments, respectively. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3% (11.5% at November 30, 1999 and 13.0% at August 31, 2000, respectively).

During the first three months of fiscal 2000, the Company issued demand notes totaling $450,000 at an interest rate of prime plus 3% (13.0% at August 31, 2000). For the second quarter of fiscal 2000, the Company issued demand notes totaling $801,000 at an interest rate of prime plus 3% (13% at August 31, 2000). In the third quarter of fiscal 2000, the Company issued demand notes totaling $514,000 at an interest rate of prime plus 3% (13.0% as of August 31, 2000).

As of September 20, 2000, the Company has used its current credit facilities and anticipates continuing negative cash flow from operating and investing activities through fiscal year 2000. Management believes that Trilon Dominion, the Company's largest shareholder with over 73% of the shares outstanding, will continue to support the Company as necessary through the end of fiscal year 2000. However, given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         For information regarding legal proceedings, refer to the information contained in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 1999 under the heading, "Legal Proceedings" and
         Note 5 to the financial statements therein.

ITEM 2.  CHANGES IN SECURITIES:

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES:

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         NONE.

ITEM 5.  OTHER INFORMATION:

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

         10.178     Demand Note dated July 5, 2000 between the Registrant and
                    Trilon Dominion Partners, L.L.C.

         10.179     Demand Note dated August 7, 2000 between the Registrant and
                    Trilon Dominion Partners, L.L.C.

         10.180 Demand Note dated September 6, 2000 between the Registrant and Trilon Dominion Partners, L.L.C.


         10.181     Product Development, Purchase & License Agreement dated
                    September 18, 2000 between E. I. DuPont de Nemours and
                    Wilshire Technologies Inc.


         10.182     Stock Option Agreement dated September 18, 2000 between E.
                    I. DuPont de Nemours and Wilshire Technologies Inc.


         10.183     Trademark License Agreement dated September 18, 2000 between
                    E. I. DuPont de Nemours and Wilshire Technologies Inc.

         27.1       Financial Data Schedule


(b)  REPORTS ON FORM 8-K:

         On June 28,2000, the Registrant filed a report on Form 8-K dated June 23, 2000 which described in Item 4 the change in the Registrant's Certifying Accountant, with the replacement of Ernst and Young LLP the Company's independent accounting firm with BDO Seidman, LLP.

         On July 14, 2000, the Registrant filed a report on Form 8-K dated May 19,2000 which described in Item 2 the sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control Division ("The Division") to Foamex Asia Co. LTD (the "Buyer"), an affiliate of Foamex International (FMXI:NASDAQ).

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WILSHIRE TECHNOLOGIES, INC.



Dated: October 12, 2000                 By: /s/ Kathleen E. Terry
                                            ------------------------------------
                                              Kathleen E. Terry
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)