Form 10KSB40
period 2000-11-30
WILSHIRE TECHNOLOGIES INC
filed 2001-02-27
CIK 891762

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(MARK ONE)
[X]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

            For the fiscal year ended November 30, 2000.

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

Securities registered under Section 12(g)
  of the Exchange Act:                         Common Stock, no par value -
                                               Quoted on the OTC Bulletin Board
                                               --------------------------------
                                                       (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]    No  [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues for its most recent fiscal year were $1,311,000.

        The aggregate market value of the voting stock held by non-affiliates of the registrant on February 13, 2001 was approximately $.7 million.

        The number of shares outstanding of the registrant's only class of Common Stock, no par value, was 12,953,385 on February 13, 2001.

        Transitional Small Business Disclosure Format.    Yes [ ]   No [X]


===============================================================================

WILSHIRE TECHNOLOGIES, INC.

--------------------------------------------------------------------------------
Annual Report on Form 10-KSB - November 30, 2000
--------------------------------------------------------------------------------
PART I                                                                          PAGE
------------------------------------------------------------------------------------
Item 1.        Description of Business                                            2

Item 2.        Description of Property                                            4

Item 3.        Legal Proceedings                                                  4

Item 4.        Submission of Matters to a Vote of Security Holders                5

------------------------------------------------------------------------------------
PART II
------------------------------------------------------------------------------------

Item 5.        Market for Common Equity and Related Stockholder Matters           6

Item 6.        Management's Discussion and Analysis or Plan of Operation          6

Item 7.        Financial Statements                                              12

Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                               31

------------------------------------------------------------------------------------
Part III
------------------------------------------------------------------------------------

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act                 32

Item 10.       Executive Compensation                                            32

Item 11.       Security Ownership of Certain Beneficial Owners and Management    32

Item 12.       Certain Relationships and Related Transactions                    32

-------------------------------------------------------------------------------------
Part IV
-------------------------------------------------------------------------------------

Item 13.       Exhibits, List and Reports on Form 8-K                            32

-------------------------------------------------------------------------------------

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

THE COMPANY

Wilshire Technologies, Inc. (the "Company"), was incorporated in California on October 17, 1990 and has historically developed, manufactured and marketed engineered polymer products for industrial cleanroom use. In 1996, the Company divested its Medical Products and Transdermal Products divisions and focused primarily on products used in industrial cleanrooms, such as gloves and contamination control products. From 1996 through 2000, substantially all of the Company's reported historic revenues were related to sales of its contamination control products. On May 19, 2000 the Company completed the sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control division (the "division") to Foamex Asia Co. LTD. (see Note 3 to Consolidated Financial Statements). During the third quarter of fiscal 2000, sales of the Company's polyurethane glove were ceased and the Company focused upon securing a strategic partner for the new product development. Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the "Agreement") with the Lycra(R) division of E. I. DuPont de Nemours and Company ("DuPont"). Under the Agreement, DuPont will develop and supply a new proprietary polyurethane material and Wilshire will use the material to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications. The Company, based in Carlsbad, California manufactures its products at the Tijuana, Mexico facility of its wholly owned subsidiary, Wilshire International de Mexico S.A. de C.V.

MARKET OVERVIEW

The need for extraordinary cleanliness in various manufacturing and high-technology processes has resulted in a requirement for products to be manufactured in Class 1, 10 and 100 cleanrooms. A "cleanroom" is an environment in which particulate fluid and biological contaminants are monitored and controlled. In the microelectronics, semiconductor and aerospace industries, cleanrooms are essential to the manufacturing process to prevent minute particles from contaminating sensitive and expensive products. Cleanrooms are classified according to the allowable level of particulate contamination per cubic foot. A "Class I" cleanroom may have just one particle of more than 0.5 microns per cubic foot.

The Company uses a proprietary polyurethane formulation to produce gloves specifically for the requirements of Class I, 10 and 100 cleanrooms. For these cleanrooms, the particulate compliance requirements are extremely stringent, and the total cost of disposables represents only a small percentage of the total cost of the customer's manufactured product. Cleanroom users are generally willing to pay premium prices for products, which reduce particulate contamination, thereby reducing labor costs and increasing the yields of their manufactured products. Disposable supplies used in cleanrooms consist primarily of garments, gloves, swabs and wipers. Traditionally, most cleanroom suppliers have adapted existing products from other applications, e.g., medical, which may have inherent limitations. The Company intends to satisfy the needs of cleanroom operators with advanced glove products designed and manufactured specifically for cleanroom use.


PRODUCTS

The Company specializes in the development, manufacture and marketing of polyurethane gloves for use in cleanrooms. In September 2000, the Company signed a Product Development, Purchase and License Agreement (the "Agreement") with the Lycra(R) division of E.I. DuPont de Nemours and Company ("DuPont"). Under the Agreement, DuPont will develop and supply a new proprietary polyurethane material, which the Company will use to manufacture and sell a new disposable polyurethane glove for industrial cleanroom applications.

In conjunction with the Agreement, the Company also entered into a Trademark License Agreement with DuPont that allows the Company to market the new polyurethane glove under the Lycra(R) trademark. The Company sold previous glove products under two brand names - DuraCLEAN(R) and PolyDERM(TM), and is considering marketing future glove products under these names.

The majority of the gloves purchased Worldwide for use in Class 1, 10 and 100 cleanrooms are latex, nitril or polyvinyl chloride ("PVC") medical gloves post-processed to be cleaner than the typical hospital or surgeon's glove. All of these gloves have several disadvantages: (1) the gloves are prone to deterioration during use, thereby generating excessive particulate contamination; and (2) the gloves have many chemical additives that can be easily transferred onto the environments that they are trying to protect causing potential yield loss.

 The Company believes that the new polyurethane glove made by DuPont will address these problems. The Company believes that the new polyurethane glove is superior to latex, nitril and pvc gloves in many ways. The new glove will have superior cleanliness, durability that includes the ability to relaunder, and enhanced tactile feel. For DiskDrive markets, the added benefit of the electrostatic dissipative (ESD) properties of the Company's glove is a great advantage. Although the new gloves will be premium priced, management believes they will be cost effective for cleanroom users because the enhanced cleanliness will reduce contamination and increase yield. Also, because of excellent abrasion resistance they can be worn longer and changed less frequently than less expensive gloves. Another benefit of the gloves is they can be relaundered multiple times, which reduces the cost of the glove and helps reduce the waste stream of the customer.


PATENTS, LICENSES AND PROPRIETARY RIGHTS

The Company currently has no patents, however the Company will apply for patents where deemed appropriate.

The Company relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees and consultants to execute appropriate confidentiality and assignment of inventions agreements in connection with their employment or consulting relationships with the Company.

No assurance can be given that competitors will not independently develop substantially equivalent or superior proprietary materials and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

TECHNOLOGY

The Company's current products use polymers, particularly polyurethane. Polyurethane is a versatile synthetic material, which can be produced to exhibit a wide range of characteristics. By varying the underlying molecular structure and manufacturing methods, polyurethane materials may be created with varying degrees of absorbency, moisture vapor transfer, flexibility, elasticity, structural integrity and stability.

MANUFACTURING

The Company manufactures its polyurethane gloves on its own equipment, using a proprietary process in its leased facility in Tijuana, Mexico. The Company purchases the polymer for the gloves from DuPont under an exclusive two-year supply agreement. The Agreement allows for up to three annual extensions of the exclusivity period for the purchasing rights upon the Company meeting certain performance criteria. Certain processes required to finish the product are performed in Mexico by Advanced Barrier Technologies, Inc. in accordance with Company procedures.

Raw Materials. The polyurethane materials that the Company uses are generally available from multiple sources. The Company has not experienced difficulty in obtaining raw materials.

Quality Assurance. Under the Company's quality assurance program, visual, dimensional and functional inspections are performed and recorded on all raw materials and finished goods based on product specifications as governed by the Device Master Record. Additionally, Statistical Process Control and other Total Quality Management methods are used in the manufacturing process.

SALES, MARKETING AND DISTRIBUTION

The Company previously marketed its products directly to end-users through a limited number of internal sales personnel and is sold through international, national and regional distributors and plans to market its new glove through these channels. During 2000, prior to the sale of its Contamination Control product line to Foamex Asia Co. Ltd. in May 2000, the Company sold approximately 43% of its products through VWR Scientific Products and approximately 9% of its products through international distributors.

COMPETITION

The Company believes the clean room market for gloves has a large number of competitors, some of which, such as Kimberly Clark Corp, are much larger than the Company. Other competitors include Baxter International, Smith and Nephew Perry, and Ansell Edmont.

The Company is engaged in a rapidly-evolving and highly-competitive field. Competition from glove manufacturers is intense and expected to increase. Many of these companies have substantially greater capital resources and facilities, and more experience in marketing and distributing products than the Company. In addition, many of these companies employ large research and development staffs, while the Company has traditionally had a small research and development budget.

EMPLOYEES

As of November 30, 2000, the Company employed 49 employees. 35 employees supported manufacturing and shipping for the Company's glove factory located in Tijuana, Mexico, and the remaining employees, 5 in manufacturing and shipping, 5 in marketing and selling and 4 in administration, were affiliated with the Company's corporate headquarters located in Carlsbad, California.

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

In December, 1998, the Company completed two sublease agreements, one with Software of the Month Club, Inc ("SOMC"), and the other with Intecon Systems, Inc. ("Intecon") for space in the Company's leased facility in Carlsbad, California. The SOMC sublease is for 7,170 square feet for 24 months beginning January 1, 1999, at a monthly rent of $3,872, subject to annual rent adjustments, plus utilities. On November 7,2000, the SOMC was amended to extend the lease term through December 31, 2001. The Intecon sublease, beginning February 1, 1999, was amended on August 1, 2000 to 3,090 square feet for a lease term through June 30, 2002 at a monthly rent of $1,669, plus utilities.

For more information refer to Note 7 to the Consolidated Financial Statements.


ITEM 3.  LEGAL PROCEEDINGS

BREAST IMPLANT LITIGATION

The Company and its predecessor Company, Wilshire Foam Products, Inc. ("Wilshire Foam"), have been named as defendants in hundreds of bodily injury lawsuits involving breast implants pending in Alabama, Arizona, California, Connecticut, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Washington, and in a federal multi-district litigation ("MDL") venued in Birmingham, Alabama. These suits seek compensatory and punitive damages under a variety of legal theories. The allegations against Wilshire Foam concern the use by some implant manufacturers of polyurethane products purportedly supplied by Wilshire Foam which were apparently incorporated into the implants and placed in the plaintiffs' bodies. Plaintiffs allege that they have suffered adverse effects of having polyurethane in their bodies, in addition to the alleged adverse effects of silicone and other components of the implants.

The Company believes it has several layers of protection from exposure in these cases. First, the Company and Wilshire Foam carried insurance. Second, recent developments in the MDL and in related negotiations have resulted in the probable resolution of most of the pending and possible future claims against the Company. Third, there are a great number of co-defendants, some of which are large corporations with significant resources, that may be required to contribute to any award or indemnify the Company. Fourth, the Company has asserted a number of legal defenses in the lawsuits as described below. Fifth, these claims relate to products sold prior to the acquisition of Wilshire Foam, in which product liabilities were expressly not assumed and the Company was indemnified by the shareholders of Wilshire Foam. In many, if not most of the cases, the Company believes it did not sell any product to the implant manufacturers in question or during the relevant time period. The Company has been dismissed by approximately 3,000 plaintiffs because it was shown that a Wilshire Foam product was not involved or in connection with a related resolution of the case. This litigation is discussed fully in Note 7 of the notes to the consolidated financial statements, which is hereby incorporated by reference. Accordingly there is uncertainty as to the amount the Company will be expected to pay, if any, once the insurance and indemnification sources have been exhausted. At this time no accrual has been provided in the accompanying consolidated financial statements with respect to this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company solicited proxies pursuant to Regulation 14 under the Securities Exchange Act (Proxy Statement dated March 14, 2000) for the Annual Meeting of Shareholders held on May 1, 2000. The only matter submitted to the shareholders was the election of five directors. There was no solicitation in opposition to management's nominees for directors, listed in the Proxy Statement. The number of shares entitled to vote at the meeting was 12,953,385. Of these 12,724,278 were represented. All nominees were elected by the affirmative vote of 12,678,695 shares.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was initially quoted on NASDAQ under the trading symbol "WITE". On March 9, 1993, the Company began trading on the American Stock Exchange ("AMEX") under the trading symbol "WIL". On December 19, 1996, the AMEX filed an application to delist the Company's common stock from the AMEX because the Company had not met certain financial guidelines necessary for continued listing. The final day of trading was Friday, January 17, 1997. On Monday, January 20, 1997, the Company's common stock was quoted and traded on the OTC Bulletin Board ("OTCBB") under the symbol "WILK". On January 30, 2001 there were approximately 112 holders of record of the Company's Common Stock and in excess of 500 beneficial holders. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

The following table sets forth by fiscal quarters the high and low daily closing sales prices quoted for one share of the Company's Common Stock on the OTCBB for the fiscal years ended November 30, 1999 and 2000, respectively. The prices shown reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.


                                            HIGH          LOW
    FY1999
        First Quarter                        9/16         3/10
        Second Quarter                      17/20         5/16
        Third Quarter                         5/8         3/10
        Fourth Quarter                      17/32         3/16

    FY2000
        First Quarter                       11/16         3/16
        Second Quarter                      13/32         3/16
        Third Quarter                       17/32         3/16
        Fourth Quarter                        3/8         3/32


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Subsequent written and oral forward looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by cautionary statements in this Form 10-KSB and in other reports that have been filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

OVERVIEW

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes that Trilon Dominion will continue to support the Company's working capital needs as necessary through the end of fiscal year 2001.

Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. Should Trilon Dominion discontinue providing working capital support to the Company, the Company would have insufficient working capital to meet its operational needs for the foreseeable future.

For the first six months of fiscal year 2000, the Company focused upon the completion of the sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control division (the "Division") to Foamex Asia Co. Ltd. (the "Buyer"), an affiliate of Foamex International (FMX:NASDAQ) for a potential sales price of $2,500,000 or more. The sale was finalized on May 19, 2000. Substantially all of the historic revenues reported by the Company related to this division.

Payments are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the Buyer of certain products, as defined in the asset purchase agreement, subject to certain cash flow provisions.

As no proceeds were due to the Company on the date of closing, the Company recorded a receivable, which equates to the net book value of the net assets sold. Such receivable totals $945,000. The Company has a secured interest in the net assets sold. All payments of the sales price will be applied against the receivable, under the cost recovery method, with no recognition of gain until the receivable is paid in full. The Company believes that the asset recorded is not impaired.

In addition to the sale of assets, the Buyer and Seller entered into an agreement (the "Ongoing Service Agreement") where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex's ongoing operation of the Division's business. The agreement commenced on May 19, 2000 and was amended to continue until December 31, 2001.

The Company believes the transaction was in its best interests due to the likelihood of increased sales over the next three years from lower manufacturing costs that could be achieved by Foamex Asia Co. Ltd. The Company acknowledges that the sale of the Division will increase the negative cash flow through at least the first six months of fiscal year 2001. However Trilon Dominion, the Company's largest shareholder with over 73% of the shares outstanding, has advised the Company that it will continue to support the Company as necessary through the end of fiscal year 2001, although no assurance of their support can be given (see discussion on Going Concern below). Furthermore, the sale of the Division to Foamex Asia Co. Ltd., allows the Company to better focus its efforts on the polyurethane glove business.

During the third quarter of fiscal 2000, the Company continued to pursue development of a new polyurethane glove and focused upon securing a strategic partner for the new product development.

Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the "Agreement") with the Lycra(R) division of E. I. DuPont de Nemours and Company ("DuPont"). Under the Agreement, DuPont will develop and supply a new proprietary polyurethane material and Wilshire will use the material to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications. The Company will begin production of the new gloves in the second quarter of 2001.

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

As partial consideration, the Company granted a stock option to DuPont to purchase up to 2,000,000 shares of its common stock at an exercise price of $.50 a share. The right to exercise the option terminates on December 31, 2003. If the option is exercised for fewer than all the underlying shares, it expires as to the remaining shares.

RESULTS OF OPERATIONS

NET SALES

The Company markets its products directly to end-users through a limited number of internal sales personnel and is sold through international, national and regional distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net sales decreased by $1,380,000 (51.0%) to $1,311,000 for the fiscal year of 2000 as compared to sales of $2,691,000 for 1999. The decrease in sales for the year was due to the sale of the Wilshire Contamination Control Division to Foamex Asia Co. Ltd. on May 19, 2000. Sales ceased at that time while the Company focused on development of a new polyurethane glove made with proprietary material supplied by DuPont.

For the first quarter of 2001, the Company expects to recognize little or no sales of its DuraCLEAN glove, which is its only remaining product, as it will focus its efforts on the completion of the development of the new polyurethane glove with DuPont.

GROSS MARGIN

For 2000, the Company recorded a negative gross margin of $1,699,000 as compared to a negative gross margin of $860,000 in the same period of 1999. The losses for the year were primarily attributable to high-unabsorbed operating costs of its glove manufacturing plant, due to the lack of sales in the last two fiscal quarters of 2000.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses decreased by $129,000 (19.0%) to $545,000 for fiscal 2000 from $674,000 for the comparable period of 1999. The 2000 decrease, as compared to 1999, was primarily attributable to lower travel and certain other expenses previously associated with the Company's Wilshire Contamination Control division, which was sold to Foamex Asia Co. Ltd. in the second quarter of fiscal year 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include costs related to the Company's administrative costs such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities.

General and administrative expenses decreased $155,000 (9.0%) to $1,600,000 for fiscal year 2000 from $1,755,000 in 1999. The decrease in expense was due to reductions in professional services associated with the Company's glove manufacturing plant, decreases in executive headcount and the sharing of certain expenses under the Ongoing Service Agreement with Foamex Asia Co. Ltd.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased by $163,000 (93%) to $13,000 for 2000 from $176,000 in 1999. The decline was primarily due to decreased research and development project expenses.

OTHER INCOME/EXPENSE

Other income (expense) increased by $139,000 (103%) to $135,000 in the fiscal year 2000 as compared to ($4,000) of expense for 1999. The increase in other income for the year is due to consulting income from the Ongoing Service Agreement with Foamex Asia.

INTEREST EXPENSE, NET

The Company reported higher interest expense in 2000 versus 1999 due to an increase in the prime rate during 2000 as well as an increase in debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (See Note 4).

INCOME TAXES

For the year ended November 30, 2000 and November 30, 1999, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 1999 and 2000.

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $17,690,000, a shareholders' deficit of $13,938,000 as of November 30, 2000, has suffered recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on the Company's ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurance that the Company will be able to raise additional capital in the future.

The Company anticipates continuing negative cash flow from operating and investing activities through fiscal 2001. The Company has projected its cash flow needs to be approximately $2.3 Million for the year ending November 2001. Trilon Dominion, the Company's largest shareholder with over 73% of the shares outstanding, has acknowledged the Company's cash flow needs and has indicated its commitment to provide financial support to the Company through November 30, 2001 to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds were not received it is unlikely that the Company would be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern. There can be no assurance that the Company's future consolidated financial statements will not include another going concern explanatory paragraph if the Company is unable to become profitable or obtain guaranteed financial support from a lender, investor or other source.


The Company's continuation as a going concern is dependent upon its ability to
(a) generate sufficient cash flow to fund working capital and investment activities, (b) to obtain additional outside financing and (c) ultimately sustain profitability. Management's recent actions in regard to these matters are as follows:

1) During fiscal 2000, the Company sold selected assets and liabilities totaling $945,000 related TO the Company's Wilshire Contamination Control to Foamex Asia Co. LTD. (the "Buyer"), an affiliate of Foamex

International (FMX:NASDAQ) for a potential sales price up to $2,500,000. (See
Note 4 to the consolidated financial statements). Payments of the sale price are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the Buyer of certain products. Foamex International is an international developer, manufacturer and supplier of high-quality foam, including key materials utilized in contamination control environments. Foamex Asia Co. Ltd., located in Singapore and in Thailand, is currently a major supplier of specialty foam products to the Asian market.

As part of the sale agreement, Foamex Asia Co. Ltd. agreed to invest $1,000,000 of capital in equipment and machinery which, the Company believes, will lead to lower manufacturing costs of the Buyer over the next three years. The Company further believes the transaction was in its best interests as the likelihood of increased sales due to the lower manufacturing costs may provide not only a return of the initial investment of $945,000, but additional payments from the Buyer up to $2,500,000.

2) In addition to the sale of assets to Foamex Asia Co. Ltd., the Company entered into an agreement with Foamex to provide, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex's ongoing operation of the Division's business. The agreement, which commenced on May 19, 2000 and will continue until December 31, 2001, will provide additional funds to offset operating expenses of approximately $480,000 for fiscal year 2001.

3) In September 2000, the Company signed a Product Development, Purchase and License Agreement (the "Agreement") with the Lycra(R) division of E. I. DuPont de Nemours and Company ("DuPont"). Under the Agreement, DuPont will develop and supply a new proprietary polyurethane material and Wilshire will use the material to manufacture and sell a disposable polyurethane glove for industrial clean room applications.

The Company will begin production of the new gloves in the second quarter of 2001 and believes that the new, improved DuraCLEAN(R) gloves using Lycra(R) eglantine fiber will offer the market a glove with improved cleanliness, durability and comfort. The glove will also have excellent ESD properties. The glove has the distinct advantage of being able to be used as a one time disposable product or, because of it's durability, can be relaundered and used multiple times. The relaunderability benefit is a significant factor as it allows for a reduction in the cost of the glove and a large reduction in the waste stream of the customer, which is a growing concern in the market.

The Company has, and will continue to focus on the class I through 10 cleanroom markets worldwide. Initial Company efforts will focus on the Japanese Semiconductor market and the DiskDrive industry because of their predisposition to relaundering the glove. The Company will also have initial focus on the Semiconductor market in the US.

The Glove will be marketed under the trademark Duraclean with Lycra. DuPont will be active with the Company in the marketing of the product. The Company will distribute the product through a variety of channels both in the US and overseas.

The Company believes that with the potential of a return of $2.5 million on the sale of its contamination control division to Foamex Asia Co., Ltd., with the cost-sharing agreements in place to lower operating costs, and with the sales of its new glove, the Company will position itself to begin generating sufficient cash flow to fund working capital and investment activities by early 2002. If the Company does attain its sales goals, it believes that it will be able to raise additional capital, as needed in the future. There can be no assurance, however, that the Company will be successful in any of the above mentioned actions or plans on a timely basis, or at all.

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

During 1999 and 2000, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $ 2,473,000 for 2000 versus net cash used in operating activities of $2,957,000 for 1999. The decrease in the cash used in operating activities was primarily due to the sale of certain assets and liabilities to Foamex Asia, Co. Ltd. ("the

Buyer") in May 2000 and the resulting reduction in cash required for operations due to the service agreement with the Buyer (see Note 2 to the consolidated financial statements).

Net cash used in investing activities was $94,000 for 2000, versus net cash used in investing activities of $451,000 for 1999. The higher investing activities in the prior year were due to major purchases of glove production equipment that occurred in the first part of fiscal 1999.

Net cash provided by financing activities was $2,813,000 for 2000 versus $3,533,000 for 1999. The debt financing in both years was obtained from Trilon Dominion Partners, LLC. A higher level of funding was required in 1999 to fund investment in glove production equipment.

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

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000. The Company further extended the credit line agreement to June 30, 2000, to January 31, 2001 and to January 31, 2002, in December 31, 1999,June 30, 2000, and January 31, 2001 amendments, respectively. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3% (13.0% at November 30, 2000). In fiscal 2000, the Company issued demand notes totaling $2,813,000 under the line of credit agreement. The notes issued in fiscal 2000 bear interest at a rate of prime plus 3% (13.0% at November 30, 2000).

As of February 15, 2001 the Company has used its current credit facilities and anticipates continuing negative cash flow from operating and investing activities through fiscal 2001. The Company has projected its cash flow needs to be approximately $2.3 Million for the year ending November 2001. Trilon Dominion, the Company's largest shareholder with over 73% of the shares outstanding, has acknowledged the Company's cash flow needs and has indicated its commitment to provide financial support to the Company through fiscal year 2001 to the extent of such budgeted cash flow requirements. However, given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs.

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

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

ITEM 7.    FINANCIAL STATEMENTS.


                   Index to Consolidated Financial Statements


                     Years ended November 30, 2000 and 1999





                                      Index


Report of BDO Seidman LLP, Independent Certified Public Accountants....................13
Report of Ernst & Young, LLP, Independent Auditors.....................................14

Audited Financial Statements

Consolidated Balance Sheets............................................................15
Consolidated Statements of Operations..................................................16
Consolidated Statements of Shareholders' Deficit.......................................17
Consolidated Statements of Cash Flows..................................................18
Notes to Consolidated Financial Statements.............................................19

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                                   ACCOUNTANTS

To the Board of Directors of
   Wilshire Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Wilshire Technologies, Inc. as of November 30, 2000 and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Technologies, Inc. as of November 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency of $17,690,000 and shareholders' deficit of $13,938,000 as of November 30, 2000, has suffered recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. Continuation of the Company is dependent on the Company's ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           /s/ BDO SEIDMAN, LLP


Costa Mesa, California
  January 12, 2001 except
  as to note 5 paragraph 2 which
  is as of January 17, 2001

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors
Wilshire Technologies, Inc.

We have audited the accompanying balance sheet of Wilshire Technologies, Inc. as of November 30, 1999, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Technologies, Inc. at November 30, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                            /s/ ERNST & YOUNG LLP



San Diego, California
January 11, 2000

                           WILSHIRE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                         November 30,     November 30,
                                                             2000             1999
                                                        -------------     ------------
ASSETS
Current assets:
    Cash                                                $    413,000      $    167,000
    Accounts receivable trade, less allowance
      for doubtful accounts of $2,000 at
      November 30, 2000 and $7,000 at November 30,
      1999, respectively                                       1,000           305,000
    Inventories                                                   --         1,222,000
    Other current assets                                     244,000           313,000
                                                        ------------      ------------
Total current assets                                         658,000         2,007,000

Property and equipment, net                                2,781,000         3,436,000
Goodwill, less accumulated amortization
    of $407,000 at November 30, 1999                              --           335,000
Patents and trademarks, net                                   26,000           125,000
Receivable due from sale of division                         945,000                --
                                                        ------------      ------------
                                                        $  4,410,000      $  5,903,000
                                                        ============      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                    $     73,000      $    260,000
    Accrued expenses                                         226,000           418,000
    Interest payable                                       3,301,000         1,758,000
    Line of credit - related party                        14,748,000        11,935,000
                                                        ------------      ------------
Total current liabilities                                 18,348,000        14,371,000
                                                        ------------      ------------

Commitments and contingencies

Shareholders' deficit:
    Preferred stock, no par value,
      2,000,000 shares authorized
      and none issued or outstanding                              --                --
    Common stock, no par value,
      50,000,000 shares authorized;
      12,953,385 shares issued and
      outstanding                                         25,912,000        25,912,000
    Common stock warrants and options                        495,000           387,000
    Accumulated deficit                                  (40,345,000)      (34,767,000)
                                                        ------------      ------------
Total shareholders' deficit                              (13,938,000)       (8,468,000)
                                                        ------------      ------------
                                                        $  4,410,000      $  5,903,000
                                                        ============      ============



                   See report of independent certified public
                       accountants and accompanying notes

                           WILSHIRE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                     Years Ended November 30,
                                                   ---------------------------
                                                       2000          1999
                                                   -------------  ------------

Net sales                                          $  1,311,000  $  2,691,000
Cost of sales                                         3,010,000     3,551,000
                                                   ------------  ------------
Gross loss                                           (1,699,000)     (860,000)
                                                   ------------  ------------

Operating expenses:
    Marketing and selling                               545,000       674,000
    General and administrative                        1,600,000     1,755,000
    Research and development                             13,000       176,000
                                                   ------------  ------------
Total operating expenses                              2,158,000     2,605,000
                                                   ------------  ------------

Loss from operations                                 (3,857,000)   (3,465,000)

Other income (expense)                                  135,000        (4,000)
Loss on sale of assets                                 (314,000)           --
Interest expense, net                                (1,541,000)   (1,218,000)
                                                   ------------  ------------
Loss before provision
    for income taxes                                 (5,577,000)   (4,687,000)

Provision for income taxes                                1,000         1,000
                                                   ------------  ------------

Net loss                                           $ (5,578,000) $ (4,688,000)
                                                   ============   ===========


Weighted average shares outstanding                  12,953,000    12,949,000
                                                   ============  ============

Basic and diluted loss per share                   $      (0.43) $      (0.36)
                                                   ============  ============


                   See report of independent certified public
                       accountants and accompanying notes

                          WILSHIRE TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                     YEARS ENDED NOVEMBER 30, 2000 AND 1999






                                                            Compensation Effect of
                                                                Common stock
                                     Common stock            warrants and options
                               --------------------------   ----------------------   Accumulated
                                  Shares      Amount                Amount              deficit         Total
                               --------------------------   ----------------------   -----------    -------------
Balances - November 30, 1998     12,943,385   $25,907,000           $370,000        ($30,079,000)     ($3,802,000)

    Exercise of stock options        10,000         5,000                ---                 ---            5,000

    Issuance of warrants                ---           ---             17,000                 ---           17,000

    Net loss                            ---           ---                ---          (4,688,000)      (4,688,000)
                               --------------------------   ----------------        ------------    -------------
Balances - November 30, 1999     12,953,385    25,912,000            387,000         (34,767,000)      (8,468,000)

    Issuance of warrants                ---           ---            108,000                 ---          108,000

    Net loss                            ---           ---                ---          (5,578,000)      (5,578,000)

                               --------------------------   ----------------        ------------    -------------
Balances - November 30, 2000     12,953,385   $25,912,000           $495,000        ($40,345,000)    ($13,938,000)
                               ==========================   ================        ============    =============




                   See report of independent certified public
                       accountants and accompanying notes

                           WILSHIRE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                          Years Ended November 30,
                                                        ---------------------------
                                                             2000          1999
                                                        -------------  ------------
OPERATING ACTIVITIES
Net loss                                                $ (5,578,000)  $ (4,688,000)
Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                       694,000       740,000
         Warrants and options issued to suppliers            106,000            --
         Warrants issued to majority shareholder               2,000        17,000
         Provision for loss on accounts receivable                --         2,000
         Provision for loss on inventory obsolescence        (33,000)           --
         Loss from sale of assets to Foamex                  314,000            --
         Net change in operating assets and liabilities,
          net of impact of sale of division
           Decrease in accounts receivable                   304,000         3,000
           Decrease in inventories                           466,000         6,000
           (Increase) decrease in other current assets       229,000       (67,000)
           (Decrease) in accounts payable and
            accrued expenses                                (520,000)     (150,000)
           Increase in interest payable                    1,543,000     1,180,000
                                                        ------------   -----------
Net cash used in operating activities                     (2,473,000)   (2,957,000)
                                                        ------------   -----------

INVESTING ACTIVITIES
Purchase of equipment                                        (94,000)     (543,000)
Decrease in note receivable                                       --       127,000
Increase (Decrease) in other assets                               --       (35,000)
                                                        ------------   -----------
Net cash used in investing activities                        (94,000)     (451,000)
                                                        ------------   -----------

FINANCING ACTIVITIES
Proceeds from line of credit                               2,813,000     3,528,000
Exercise of Stock Options                                         --         5,000
                                                        ------------   -----------
Net cash provided by financing activities                  2,813,000     3,533,000
                                                        ------------   -----------

NET INCREASE (DECREASE) IN CASH                              246,000       125,000
CASH - BEGINNING OF PERIOD                                   167,000        42,000
                                                        ------------   -----------
CASH - END OF PERIOD                                    $    413,000   $   167,000
                                                        ============   ===========


                   See report of independent certified public
                       accountants and accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Wilshire Technologies, Inc. (the "Company") operates in one business segment, which is to develop, manufacture and market engineered polymer products for industrial clean room use. The Company has historically developed, manufactured and marketed engineered polymer products for industrial cleanroom use. In 1996, the Company divested its Medical Products and Transdermal Products divisions and focused primarily on products used in industrial clean rooms, such as gloves and contamination control products. From 1996 through 2000, substantially all of the Company's reported historic revenues have been related to sales of its contamination control products On May 19, 2000 the Company completed the sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control division (the "division") to Foamex Asia Co. LTD. (see Note 3 to Financial Statements). During the third quarter of fiscal 2000, sales of the Company's polyurethane glove were ceased and the Company focused upon securing a strategic partner for the new product development. Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the "Agreement") with the Lycra(R) division of E. I. DuPont de Nemours and Company ("DuPont"). Under the Agreement, DuPont will develop and supply a new proprietary polyurethane material and Wilshire will use the material to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications. The Company, based in Carlsbad, California manufactures its products at the Tijuana, Mexico facility of its wholly owned subsidiary, Wilshire International de Mexico S.A. de C.V.

BASIS OF PRESENTATION

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 2001.

The consolidated financial statements include the accounts of the Company and it's wholly owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of highly liquid investment instruments with original maturities, when purchased, of three months or less. The Company, at times, maintains cash balances at certain financial institutions in excess of federally insured amounts.

INVENTORIES

Inventories are stated at the lower of first in, first out cost or market.

REVENUE RECOGNITION

Sales are recognized when the product is shipped and customer acceptance is received pursuant to applicable customer contracts or purchase orders.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The actual results could materially differ from those estimates.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are being depreciated on a straight-line basis over their estimated useful lives, which range from three to ten years. Property and equipment under capital leases are amortized over the life of the asset or the term of the lease, whichever is shorter.

INTANGIBLE ASSETS

The goodwill on the books of the Company was related to the Company's former Contamination Control Division. Accordingly, all remaining goodwill was written off the books of the Company in May 2000, in conjunction with the sale of the Contamination Control Division to Foamex Asia Co., Ltd. For the fiscal year 2000 prior to the write-off of goodwill, amortization expense totaled $21,000 as compared to amortization expense of $42,000 for the fiscal year 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The carrying amount of these instruments generally approximate their fair values as of November 30, 2000. The fair value of the notes issued under the related party credit agreement with Trilon Dominion, cannot be calculated as, due to their nature, there are no market comparisons available. See Note 5.

LONG-LIVED ASSETS

The Company has adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

CONCENTRATION OF CREDIT RISK

Sales to a national distributor accounted for 43% and 42% of total sales during 2000 and 1999, respectively. Otherwise, the Company's customers are dispersed across different industries and geographic locations. The Company reviews a potential customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information and such estimates of losses have been within management expectations. Management does not believe significant credit risks exist.

LOSS PER SHARE

Net loss per common share in fiscal 2000 and 1999 was computed using the weighted average number of common shares outstanding during the period which excludes all common equivalent shares (options and warrants to purchase common stock totaling 10,151,051) since they are antidilutive.

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

The Company applies the provisions of SFAS 123 in accounting for its stock-based compensation paid to non-employees. Accordingly, the fair value of common stock options and warrants issued to non-employees is estimated at the grant date using the Black-Scholes option pricing model, and that estimated value is expensed as the services are provided.

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $17,690,000, a shareholders' deficit of $13,938,000 as of November 30, 2000, has suffered recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on the Company's ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurance that the Company will be able to raise additional capital in the future.

The Company anticipates continuing negative cash flow from operating and investing activities through fiscal 2001. The Company has projected its cash flow needs to be approximately $2.3 Million for the year ending November 2001. Trilon Dominion, the Company's largest shareholder with over 73% of the shares outstanding, has acknowledged the Company's cash flow needs and has indicated its commitment to provide financial support to the Company through November 30, 2001 to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds were not received it is unlikely that the Company would be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

The Company's continuation as a going concern is dependent upon its ability to
(a) generate sufficient cash flow to fund working capital and investment activities, (b) to obtain additional outside financing and (c) ultimately sustain profitability. Management's recent actions in regard to these matters are as follows:

1) During fiscal 2000, the Company sold selected assets and liabilities totaling $945,000 related to the Company's Wilshire Contamination Control to Foamex Asia Co. LTD. (the "Buyer"), an affiliate of Foamex International (FMX:NASDAQ) for a potential sales price up to $2,500,000. (See Note 4). Payments of the sale price are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the buyer of certain products. Foamex International is an international developer; manufacturer and supplier of high-quality foam, including key materials utilized in contamination control environments. Foamex Asia Co. Ltd., located in Singapore and in Thailand, is currently a major supplier of specialty foam products to the Asian market.

As part of the sale agreement, Foamex Asia Co. Ltd. agreed to invest $1,000,000 of capital in equipment and machinery which, the Company believes, will lead to lower manufacturing costs of the Buyer over the next three years. The Company further believes the transaction was in its best interests as the likelihood of increased sales due to the lower manufacturing costs may provide not only a return of the initial investment of $945,000, but additional payments from the Buyer up to $2,500,000.

2) In addition to the sale of assets to Foamex Asia Co. Ltd., the Company entered into an agreement with Foamex to provide, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex's ongoing operation of the Division's business. The agreement, which commenced on May 19, 2000 and will continue until December 31, 2001, will provide additional funds to offset operating expenses of approximately $480,000 for fiscal year 2001.

3) In September 2000, the Company signed a Product Development, Purchase and License Agreement (the "Agreement") with the Lycra(R) division of E. I. DuPont de Nemours and Company ("DuPont"). Under the Agreement, DuPont will develop and supply a new proprietary polyurethane material and Wilshire will use the material to manufacture and sell a disposable polyurethane glove for industrial clean room applications. The Company will begin production of the new gloves in the second quarter of 2001.

The Company believes that with the potential of a return of $2.5 million on the sale of its contamination control division to Foamex Asia Co., Ltd., with the cost-sharing agreements in place to lower operating costs, and with the sales of its new glove, the Company will position itself to begin generating sufficient cash flow to fund working capital and investment activities by early 2002. If the Company does attain its sales goals, it believes that it will be able to raise additional capital, as needed in the future. There can be no assurance, however, that the Company will be successful in any of the above mentioned actions or plans on a timely basis, or at all.


3.  FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                                   November 30,      November 30,
                                       2000              1999
                                   ------------      -----------
Raw materials                       $ 113,000         $  479,000
Work in process                           ---            233,000
Finished goods                          5,000            660,000
Inventory reserve                    (118,000)          (150,000)
                                    ---------         ----------
                                    $     ---         $1,222,000
                                    =========         ==========

Property and equipment consist of the following:

                                                          NOVEMBER 30,
                                                -------------------------------
                                                    2000                1999
                                                -----------         -----------
    Machinery and equipment                     $ 4,202,000         $ 4,552,000
    Furniture and office equipment                  469,000             324,000
    Leasehold improvements                          197,000             163,000
    Construction in progress                         13,000              28,000
                                                -----------         -----------
                                                  4,881,000           5,067,000
    Less accumulated depreciation and
     amortization                                (2,100,000)         (1,631,000)
                                                -----------         -----------
                                                $ 2,781,000         $ 3,436,000
                                                ===========         ===========

4. SALE OF WILSHIRE CONTAMINATION CONTROL DIVISION

On May 19, 2000 the Company completed the sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control division (the "division") to Foamex Asia Co. LTD. (the "Buyer"), an affiliate of Foamex International (FMX:NASDAQ) for a potential sales price up to $2,500,000 or more. Substantially all of the historic revenues reported by the Company related to this division.

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

In addition to the sale of assets, the Buyer and Seller entered into an agreement where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex's ongoing operation of the Division's business. The agreement commenced on May 19, 2000 and will continue until December 31, 2001.

The sale agreement gives the Buyer the option to delay payment through October 1, 2001; accordingly to date no payments have been made by the Buyer. The Buyer has made all other payments as required by the sale agreement on a timely basis, and has represented both verbally and in writing to the Company that it has the financial ability to meet its payment obligations. Management has not received any financial information with which to evaluate the Buyer's ability to pay the receivable, as the Buyer is not obligated to provide the financial statements. As such, while uncertainty exists as to the collectibility of the receivable, management has no reason to believe that the receivable will not be collected on a timely basis.

5.  LINE OF CREDIT

On March 31, 1998, the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement"), secured by the Company's assets, which included principal of $4,000,000 from a previous agreement, $750,000 from Demand Notes, accrued interest and management fees of $543,297 on the Agreement and Demand Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and interest was payable quarterly at an annual rate of 11.5%. From March 1998 to November 1998, the Company issued Demand notes totaling $930,000 at an interest rate of 11.5% under the credit line agreement.

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000, which was extended to June 30, 2000, January 31, 2001 and January 31, 2002, in a December 31, 1999, June 30, 2000 and January 17, 2001 amendments to the credit line agreement. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3%. In fiscal 2000, the Company issued demand notes totaling $2,813,000 under the line of credit agreement. The notes issued in fiscal 2000 bear interest at a rate of prime plus 3% (13.0% at November 30, 2000). All of the notes are due on demand.

6.  INCOME TAXES

At November 30, 2000, the Company had federal net operating loss carryforwards of approximately $33,070,000, which will begin to expire in 2006 unless previously utilized. In addition, the Company had California net operating loss carryforwards of approximately $9,940,000, which began to expire in 2000. The Company also has federal and California tax credit carryforwards of approximately $82,000 and $29,000 respectively, which will begin to expire in 2009, unless previously utilized.

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


                                             YEARS ENDED NOVEMBER 30
                                               2000           1999
                                            ----------     -----------
Deferred tax assets:
Installment Sale                                    --     $ 1,050,000
Warrants                                       110,000         112,000
Accrued liabilities                             31,000          54,000
Inventory reserves                              47,000          62,000
Other                                          212,000         201,000
Net operating loss carryforwards            12,123,000       9,251,000
                                          ------------     -----------
Total deferred assets                       12,523,000      10,730,000
Valuation allowance for deferred
 assets                                    (12,286,000)    (10,320,000)
                                          ------------   -------------
Net deferred tax assets                        237,000         410,000

Deferred tax liabilities:
Depreciation and amortization                 (237,000)       (410,000)
                                           -----------   -------------
Net deferred tax asset (liability)         $        --   $          --
                                           ===========   =============


7.  COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

The Company and its predecessor Company, Wilshire Foam, have been named as defendants in thousands of bodily injury lawsuits involving breast implants pending in Alabama, Arizona, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Louisiana, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Washington, and in a federal multi-district litigation ("MDL") venued in Birmingham, Alabama. These suits seek compensatory and punitive damages under a variety of legal theories. The allegations against Wilshire Foam concern the use by some implant manufacturers of polyurethane products purportedly supplied by Wilshire Foam which were apparently incorporated into the implants and placed in the plaintiffs' bodies. Plaintiffs allege that they have suffered adverse effects of having polyurethane in their bodies, in addition to the alleged adverse effects of silicone and other components of the implants.

The Company believes it has several layers of protection from exposure in these cases. First, as described in greater detail below, the Company and Wilshire Foam carried insurance. Second, also discussed below, recent developments in the MDL and in related negotiations have resulted in the probable resolution of most of the pending and possible future claims against the Company. Third, there are a great number of co-defendants, some of which are large corporations with significant resources, that may be required to contribute to any award or indemnify the Company. Fourth, the Company has asserted a number of legal defenses in the lawsuits as described below. Fifth, these claims relate to products sold prior to the acquisition of Wilshire Foam, in which product liabilities were expressly not assumed and the Company was indemnified by the shareholders of Wilshire Foam. In many, if not most of the cases, the Company believes it did not sell any product to the implant manufacturers in question during the relevant time period. The Company has been dismissed by approximately 3,000 plaintiffs because it was shown that a Wilshire Foam product was not involved in connection with a related resolution of the case. Furthermore, the Company has been served with suit papers in only two new cases in the last twenty-five months, and none in the last year.

Management believes the Company is adequately covered by insurance for these suits under one or more commercial general liability ("CGL") and excess liability insurance policies. Between 1974 and 1980, Fireman's Fund Insurance Company provided the CGL coverage; from 1980 through 1987, affiliates of the Chubb Group provided both CGL and excess coverage. The CGL policies for 1987-1992 were underwritten by Allstate Insurance Company affiliates; excess coverage for those years has been provided by Fireman's Fund. While Wilshire Foam's greatest number of relevant sales appear to have taken place during the early to mid-1980's, there appears to be over $100 million in combined potential insurance coverage for the Company and/or Wilshire Foam during and after that time period. To date, all of the claims have been tendered to the insurance carriers, who have accepted defense of the litigation, subject to customary reservations of rights. No assurance can be given that any future lawsuits will be accepted by carriers. The cost of defense of the suits is generally not applied toward the policy limits. The Company and its insurers are exploring additional excess coverage, which appears to have been in place during the 1970's until 1980.

Many of the lawsuits have been dormant for several years, and therefore all of the facts and circumstances surrounding the various allegations have yet to be determined. Consequently, it is difficult to predict the ultimate outcome and extent of the Company's involvement. Nevertheless, the Company presently believes that numerous legal defenses to potential liability exist, including, but not limited to, the absence of causation, lack of identification, fault of others, absence of defect, superseding cause, the component manufacturer defense, statutes of limitations, the absence of successor liability, learned intermediary, contribution and indemnity, and has in fact included these defenses in its answers to the lawsuits. As with any litigation, there is a risk of adverse judgments against the Company. The Company is actively cooperating with its insurers and counsel in the defense of these lawsuits.

Previously, a number of defendants, including the Company, entered into a global settlement agreement ("Global Settlement") in the MDL. Under the terms of the Global Settlement, the Company would be required to contribute $8 million to the global settlement fund, which the Company's insurers have agreed to pay. The judge presiding over the MDL approved the Global Settlement and found it to be fair; however, in September of 1995 that judge announced that the Global Settlement is under funded, in part due to an unexpected number of registrants and other reasons. The Company understands that efforts to resurrect or replace the Global Settlement are ongoing but that the Global Settlement may not become effective. The Company is expected to be a released party in the current draft of the replacement for the Global Settlement without any additional funding requirements from the Company or its insurers.

Separately, the Company has reached agreement with Medical Engineering Corporation and Bristol-Myers Squibb ("MEC"), whereby, in essence, MEC has agreed to indemnify the Company in all cases where a plaintiff, whose implant is within MEC's chain of distribution, opts out of the Global Settlement. The MEC indemnification also covers Wilshire for plaintiffs who opted into the Global Settlement in the event that the Global Settlement does not become effective, so that the Company remains protected in most cases even if the Global Settlement cannot be resurrected. The Company's insurers have funded the initial amount the Company agreed to pay to MEC in consideration of MEC's providing such indemnification, and have agreed to pay the balance which would become due to MEC if the Global Settlement does not become effective. These funding payments reduced the limits of coverage under various CGL policies, but none of these payments or funding commitments exhausted or are expected to exhaust any of the policies' limits or reached any excess policy.

The Company believes that the indemnification by MEC, with or without the Global Settlement, would eliminate the great majority of implant-related cases pending against the Company. However, even if the Global Settlement is finally approved, cases may remain pending against the Company involving plaintiffs who opt out of the Global Settlement and whose implants are outside of the MEC chain of distribution and hence not covered by the MEC indemnification. Accordingly there is uncertainty as to the amount the Company will be expected to pay, if any, once the insurance and indemnification sources have been exhausted. At this time no accrual has been provided in the accompanying consolidated financial statements with respect to this matter.

CONTINGENT LIABILITIES RELATED TO THE SALE OF THE GENERAL FOAM DIVISION

The Company remains contingently liable for certain deferred compensation due through 2025 aggregating $1,238,000 in connection with the sale of the general foam division to Advanced Materials effective on November 30, 1992.

LEASE COMMITMENTS

The following is a schedule of the future minimum rental payments, net of future sublease rental income, required under operating leases which have remaining non cancelable lease terms in excess of one year at November 30, 2000:


2001                                         $195,000
2002                                          333,000
2003                                           30,000
2004                                              ---
                                             --------
       Total minimum payments                $558,000
                                             ========

Rent expense was $350,000 and $359,000 for the years ended November 30, 2000 and 1999, respectively. During 2000 and 1999, the Company received $110,000 and $48,000 of sublease rental income, respectively.

8.  SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)

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

COMMON STOCK WARRANTS

On May 16, 1995 a Settlement Agreement was approved by the United States District Court for the Southern District of California between the Company and members of the Settlement Class in an "Amended Consolidated Class Action Complaint" against the Company. Under the Settlement Agreement, the Company issued warrants for 2,750,000 shares of common stock to the Settlement Class at an exercise price of $2.33 per share subject to adjustment to protect against dilution. The Company valued the warrants at $0.10 per underlying common share and recorded a charge to earnings of $275,000 in fiscal 1994. The Settlement Warrants are exercisable between November 28, 1999 and November 28, 2002, but only after the Company's common stock underlying the Settlement Warrants has been registered under the Securities Act of 1933. The Company is obliged to register the underlying shares of common stock at the later of (i) the second anniversary of the date of issuance of the warrants or (ii) as soon as commercially reasonable after the date when the average closing price of the Company's common stock over fifteen consecutive trading days is more than the revised warrant exercise price as discussed below.

In January 1996, 8,441,430 shares of the Company's Common Stock were issued to Trilon Dominion Partners, L.L.C., ("Trilon") the Company's majority shareholder, in settlement for debt and interest outstanding. At that date, the warrant exercise price under the Settlement Agreement was not yet finally determined, the settlement warrant agreement was not signed, and the warrants did not exist. Upon the execution of the warrant agreement, the settlement warrant price and the number of shares issuable on exercise of the settlement warrants should have been adjusted and certified under the terms of the Settlement Agreement, however, such adjustment and certification were not performed by the Company. Since January 1996, the Company has issued stock, has issued warrants in connection with its debt agreements and has issued stock options to employees (under the two Company Stock option plans), vendors and consultants. Effective November 30, 2000 the Company performed a cumulative calculation of the impact of the equity transactions since January 1996 and has determined that the revised exercise price of each settlement warrant as of that date was $1.39 and the total number of shares issuable under the settlement warrants equaled 4,613,658 at the same date. In consideration of the restrictions on exercise of such warrants, a charge to earnings was not recorded for the year ended November 30, 2000 to reflect the modification as the value of the warrants is deemed to be de minimus.

On January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the "Agreement") for a credit line of $1,000,000 secured by the Company's assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest was payable monthly at a rate of prime plus 3.75%. In connection with the loan, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 100,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.75 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on January 5, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant, which became exercisable when the Company and Trilon Dominion amended the Agreement to extend the termination date of the Agreement to December 31, 1996. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company's authorized but unissued common stock at an exercise price of $1.75 per share, and it expires on January 5, 2001. Both warrants expired unexercised.

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

On December 31, 1997 and on June 30, 1998 warrants issued to Trilon Dominion, each to purchase 25,000 shares, with a life of five and four and a quarter years, respectively, became exercisable at the respective exercise prices of $0.47 and $0.34 per share. The Company recorded the estimated fair value of these warrants in fiscal year 1998 at $0.07 per underlying common share and recorded a corresponding charge to interest expense of $3,500 in fiscal year 1998.

On March 31, 1998 the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the "Amended Agreement") which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the three Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and the interest was payable quarterly at an annual rate of 11.5%. In connection with the Amended Agreement, the Company paid Trilon $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase 650,000 shares as a debt issuance cost in the second quarter of fiscal year 1998 at $0.07 per underlying common share. Also, under the terms of the Amended Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable on December 31, 1998 when the Company and Trilon Dominion agreed to extend the termination date of the Amended Agreement from December 31, 1998 to January 31, 2000. The second warrant entitles Trilon Dominion to purchase 250,000 shares of the Company's authorized but unissued common stock at an exercise price of $0.42 per underlying common share and expires on March 31, 2003. On December 31, 1999, the Company and Trilon Dominion agreed to extend the due date of the principal and interest from January 31, 2000 to June 30, 2000. On January 17, 2001, the due date was extended to January 31, 2002.

The warrants issued to Trilon Dominion contain an anti-dilutive provision which requires an adjustment in exercise price and number of shares issuable on exercise of the Trilon Dominion warrants following the issuance of stock, options, warrants and/or stock rights at an exercise price which is less than the exercise price of the Trilon Dominion warrants excluding issuance to employees. Certain of the Trilon Dominion warrants had exercise prices greater than the $0.50 exercise price for the DuPont stock option. Accordingly, the number of shares issuable on exercise of the Trilon Dominion warrants has been increased by 36,893 and the additional warrants have an average adjusted exercise price of $0.972 per share. The fair value of the additional warrants was calculated at $2,000, which was recorded as a charge to earnings in 2000. The fair value for these additional warrants was estimated at the date of grant using the Black Scholes method for option pricing with the following assumptions: a risk free interest rate of 6.04%, a dividend yield of 0%, average life of the warrants of 4.7 years and expected volatility between 50 to 60%.


A summary of warrant activity is as follows:

                                                                     Weighted         Weighted Average
                                                 Number          Average Exercise      Remaining Life
                                               of Warrants       Price Per Warrant        in Years
                                               -----------       -----------------    ----------------
 Outstanding at November 30, 1998                4,050,000            $1.15                1.92
        Granted...........................         250,000             0.42                3.08
        Canceled..........................              --               --                  --
                                                ----------
 Outstanding at November 30, 1999                4,300,000             1.11                1.99
        Granted...........................       1,900,551             1.36                1.98
        Canceled..........................              --               --                  --
                                                ----------
 Outstanding at November 30, 2000                6,200,551             1.19                1.99
                                                ==========

STOCK OPTIONS

On April 27, 1992, the Company's Board of Directors approved a stock option plan for 150,000 options ("the 1992 Plan") and on December 1, 1993, approved a second stock option plan for 250,000 options ("the 1993 Plan"). On December 6, 1994, the Board of Directors approved a third stock option plan ("the 1995 Plan") for options on 500,000 shares, which was subsequently amended to increase the number of shares that may be issued under such plan to 1,750,000 shares. As of November 30, 2000, the following options were outstanding under each respective Stock Option Plan: none under the 1992 Plan, 144,000 under the 1993 Plan, and

1,726,500 under the 1995 Plan. In addition, there were 2,080,000 options outstanding, which were not issued under any of the above-mentioned Plans.


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

On October 7, 1998 the Board of Directors approved six grants of stock options, each with a life of ten years, for a total of 670,000 shares under the 1995 Plan at the market price on the respective date of each grant. Two of these six grants, on a total of 90,000 shares, were issued to outside consultants of the Company and were recorded in fiscal year 1998 at their estimated fair value of $19,000 with a corresponding charge to administrative expense.

Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the "Agreement") with the Lycra(R) division of E. I. DuPont de Nemours and Company ("DuPont"). As partial consideration, the Company granted a stock option to Dupont to purchase up to 2,000,000 shares of its common stock at an exercise price of $.50 a share. The right to exercise the option terminates on December 31, 2003. If the option is exercised at an amount less than all the underlying shares, it expires as to the remaining shares. The fair value of the option granted was $106,000, which was recorded as a charge to earnings in 2000. The fair value for these options was estimated at the date of grant using the Black Scholes method for option pricing with the following assumptions: a risk free interest rate of 6.04%, a dividend yield of 0%, a life of the option of 2.3 years and expected volatility between 50 to 60 percent.

During the year ended November 30, 1999, 427,500 options were granted to employees and directors of the Company. The options vest between one and three years and have exercise terms of between five and ten years. Exercise prices of such options range between $0.30 and $0.75.

During the year ended November 30, 2000, 515,000 options were granted to employees and directors of the Company. The options vest between one and three years and have exercise terms of between five and ten years. Exercise prices of such options range between $0.50 and $0.10.

A summary of stock option activity is as follows:

                                                                   Weighted
                                                                   Average
                                                 Number            Exercise
                                                of Shares      Price Per Share
                                               -----------     ---------------
Outstanding at November 30, 1998                 1,665,000          0.84
        Granted...........................         427,500          0.34
        Canceled..........................        (277,500)         0.61
                                                ----------
Outstanding at November 30, 1999                 1,815,000          0.76
        Granted...........................       2,515,000          0.44
        Canceled..........................        (379,500)         0.58
                                                ----------
Outstanding at November 30, 2000                 3,950,500          0.57
                                                ==========

As of November 30, 2000, 129,500 shares are available for future grant under the Stock Option Plans.

Following is a further breakdown of the options outstanding as of November 30, 2000:

                                 Weighted                                      Weighted
                                 Average       Weighted                        Average
 Range of                       Remaining       Average                        Exercise
 Exercise        Options           Life        Exercise        Options         Price of
 Prices        Outstanding       in Years        Price       Exercisable       Options
----------     -----------      ---------      --------      -----------       --------
$   0.10          100,000          9.96          0.10                --         $0.10
    0.18           30,000          9.94          0.18                --          0.18
    0.19          325,000          5.32          0.19           191,666          0.19
    0.30          237,500          5.71          0.30           170,834          0.30
    0.34            8,000          2.58          0.34             8,000          0.34
    0.35           50,000          8.46          0.35            33,333          0.35
    0.38           25,000          9.79          0.38             8,333          0.38
    0.39           50,000          8.20          0.39            33,333          0.39
    0.48          120,000          7.63          0.48           116,667          0.48
    0.50        2,565,000          7.59          0.50         2,291,666          0.50
    0.63          242,500          4.74          0.63           242,500          0.63
    0.75           96,500          5.01          0.75            92,333          0.75
    0.84            6,000          1.58          0.84             6,000          0.84
    0.88           15,000          4.92          0.88            15,000          0.88
    6.00           80,000          1.41          6.00            80,000          6.00
----------      ---------         -----         -----         ---------         -----
$0.10-6.00      3,950,500          6.25         $0.57         3,289,665         $0.62
==========      =========         =====         =====         =========         =====


Adjusted proforma information regarding net loss is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes method for option pricing with the following assumptions for 2000: a risk free interest rate of 6.04%, a dividend yield of 0%, a weighted-average expected life of the option of three years and expected volatility of ranging from 50 to percent to 60 percent. The assumptions for computing the 1999 adjusted pro-forma information were: a risk free interest rate of 5.88%, a dividend yield of 0%, a weighted average expected life of the option of three years and expected volatility of 60 percent.


For purposes of adjusted proforma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted proforma information is as follows:

                                                        Years Ended November 30,
                                                       2000                1999
                                                   -------------       -------------
Adjusted proforma net loss ...............         $  (5,664,851)      $  (4,763,820)
Adjusted proforma net loss per share .....         $       (0.44)      $       (0.37)

The weighted average fair value of options granted during 2000 and 1999 was $0.44 and $0.34, respectively.

At November 30, 2000, 10,151,051 shares were reserved for the issuance of options and warrants.

9. RELATED PARTY TRANSACTIONS

On November 30, 2000, the Company had short-term debt outstanding to Trilon Dominion of $14,748,000 plus accrued interest of $3,301,000 (see Note 5). In addition, Trilon Dominion owned 9,416,430 shares, or 72.8%, of the Company's common stock and warrants entitling it to purchase an additional 1,436,893 shares (subject to adjustments for dilution). Mr. Ronald Cantwell, who is President of Trilon Dominion, has been a director and Chairman of the Board of the Company since December 6, 1996.

10. EMPLOYEE 401(k) PLAN

The Company has a 401(k) plan known as the Wilshire Technologies Retirement Savings Plan ("The Plan"). The Plan is available to all regular employees on the Company's U.S. payroll and provides employees with tax deferred salary deductions and alternate investment options. Employees may contribute up to 15% of their salary, subject to certain limitations.

11. SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

Cash paid for interest during 2000 and 1999 totaled $ 1,000 and $ 4,000 respectively. As further discussed in Note 4, the Company sold the net assets of the Wilshire Contamination Control Division in exchange for a receivable of $945,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported in the Company's Proxy Statement, dated March 14, 2000 and mailed on March 15, 2000 to all shareholders of record on March 3,2000, the independent accounting firm of Ernst & Young LLP had declined to bid for the Company's audit of its fiscal year ending November 30, 2000. Furthermore, the Company informed its shareholders in such Proxy Statement that, at that date, no accounting firm had been selected to replace Ernst & Young LLP as the Company's independent auditors.

On May 1, 2000, the Board of Directors approved the selection of BDO Seidman, LLP, as the Company's new auditors, pending the completion of the client approval process and acceptance of Wilshire Technologies Inc. as a client by BDO Seidman, LLP.

On June 23, 2000, BDO Seidman, LLP notified the Company of the acceptance of Wilshire Technologies, Inc. as a client. During the last two fiscal years and subsequent interim period of the Company, the Company did not contact BDO Seidman, LLP regarding 1) either, the application of accounting principles to a specified transaction; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a disagreement (as defined in item 304(a) (1) (iv) of the Securities and Exchange Commission regulation S-K) or was a reportable event (as defined in Item 304(a)(1)(v) of the Securities and Exchange Commission Regulation S-K).

The reports on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended November 30, 1998 and November 30, 1999, respectively, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement to be filed on or before March 28, 2001

ITEM 10. EXECUTIVE COMPENSATION.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement to be filed on or before March 28, 2001

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement to be filed on or before March 28, 2001

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required in this Item is incorporated herein by reference to the Company's Proxy Statement to be filed on or before March 28, 2001

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

        10.111  Demand Note dated March 10, 1998 between the Registrant and
                Trilon Dominion Partners, L.L. C. (56)

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

        10.132  Distributor Agreement, dated January 1, 1999, between the
                Registrant and VWR Scientific Products Corporation. (58)

        10.133  Demand Note dated February 23, 1999 between the Registrant and
                Trilon Dominion Partners, L.L.C. (59)

        10.134  Employment Agreement dated February 8, 1999 between the
                Registrant and Ms. Kathleen Terry. (59)

        10.135  Demand Note dated April 1, 1999 between the Registrant and
                Trilon Dominion Partners, L.L.C. (59)

        10.136  Form of stock option granted on May 18,1998 to Mr. Paul
                Fennell.(59)

        10.137  Form of stock option granted on August 17,1998 to Mr. Kevin
                Mulvihill. (59).

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

        10.154  Form of stock option granted on August 13, 1999 to Mr. Charles
                Black. (61)

        10.155  Form of stock option granted on August 13, 1999 to Mr. Joe
                Davis. (61)

        10.156  Form of stock option granted on August 13, 1999 to Mr. Ralph
                Whitworth. (61)

        10.157  Form of stock option granted on August 13, 1999 to Mr. John Van
                Egmond. (61)

        10.158  Demand Note dated November 2, 1999 between the Registrant and
                Trilon Dominion Partners, L.L.C. (62)

        10.159  Demand Note dated December 3, 1999 between the Registrant and
                Trilon Dominion. Partners, L.L.C. (62)

        10.160 Amendment dated December 31, 1999, to the Amended Agreement dated March 31, 1998 between the Registrant and Trilon Dominion
                Partners, L.L.C. (62)

        10.161  Demand Note dated February 1, 2000 between the Registrant and
                Trilon Dominion Partners, L.L.C. (62)

        10.162  Letter of Intent to purchase Assets of Wilshire Contamination
                Control Division by Foamex Asia. Co. Ltd. (62)

        10.163  Demand Note dated March 2, 2000 between the Registrant and
                Trilon Dominion Partners, L.L.C. (63)

        10.164  Demand Note dated April 5, 2000 between the Registrant and
                Trilon Dominion Partners, L.L.C. (63)

        10.165  Demand Note dated May 10, 2000 between the Registrant and Trilon
                Dominion Partners, L.L.C. (66)

        10.166  Demand Note dated June 1, 2000 between the Registrant and Trilon
                Dominion Partners, L.L.C. (66)

        10.167  Letter of Agreement by Company's Independent auditors, Ernst and
                Young LLP for termination of services. (65)

        10.168  Unaudited Pro forma Consolidated Financial Statements for sale of certain assets and selected liabilities of the Company's
                Wilshire Contamination Control Division to Foamex Asia Co.Ltd.
                (66)

        10.169  Amendment to Amended and Restated Credit Agreement (66)

        10.170  Letter of Intent between Wilshire Technologies Inc. and the
                Lycra Division of DuPont.(66)

        10.171  Form of stock option granted on May 1, 2000 to Ms. Kathleen
                Terry. (66)

        10.172  Form of stock option granted on May 1, 2000 to Mr. Chuck
                Black.(66)

        10.173  Form of stock option granted on May 1, 2000 to Mr. Ron
                Cantwell.(66)

        10.174  Form of stock option granted on May 1, 2000 to Mr. Joe
                Davis.(66)

        10.175  Form of stock option granted on May 1, 2000 to Mr. David
                Heavenridge.(66)

        10.176  Form of stock option granted on May 1, 2000 to Mr. John Van
                Egmond.(66)

        10.177 Asset Purchase Agreement relating to the sale of assets and selected liabilities of the Company's Contamination Control
                Division to Foamex Asia Co. Ltd.(66)

        10.178  Demand Note dated July 5, 2000 between the Registrant and Trilon
                Dominion Partners, L.L.C. (67)

        10.179  Demand Note dated August 7, 2000 between the Registrant and
                Trilon Dominion Partners, L.L.C.(67)

        10.180  Demand Note dated September 6, 2000 between the Registrant and
                Trilon Dominion Partners, L.L.C.(67)

        10.181  Product Development, Purchase & License Agreement dated
                September 18, 2000 between E. I. DuPont de Nemours and Wilshire
                Technologies Inc. (67)

        10.182  Stock Option Agreement dated September 18, 2000 between E. I.
                DuPont de Nemours and Wilshire Technologies Inc.(67)

        10.183  Trademark License Agreement dated September 18, 2000 between E.
                I. DuPont de Nemours and Wilshire Technologies Inc. (67)

        10.184  Demand Note dated October 5, 2000 between the Registrant and
                Trilon Dominion Partners, L.L.C.

        10.185  Demand Note dated November 6, 2000 between the Registrant and
                Trilon Dominion Partners, L.L.C.

        10.186  Employment Agreement dated November 13, 2000 between the
                Registrant and Mr. Derek Warneke

        10.187  Form of stock option granted on November 13, 2000 to Mr. Derek
                Warneke

        10.188  Demand Note dated December 5, 2000 between the Registrant and
                Trilon Dominion Partners, L.L.C.

        10.189  Amendment to employees and Facilities Agreement dated December
                31, 2000 between Foamex Asia co., LTD and Wilshire Technologies
                Inc.

        10.190  Amendment dated January 17, 2001 to the Amended Agreement dated
                March 31, 1998 between the Registrant and Trilon Dominion
                Partners, L.L.C.

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


21      Subsidiaries of the Registrant. (55)


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

        7                           Incorporated to the
                                    identically numbered
                                    Exhibit in Form 10-KSB
                                    for fiscal 1994
                                    (the "1994 KSB")

        8                           1994 KSB                                  3(i)

        9                           1994 KSB                                  4(a)

                                                                           Exhibit
                                    Document to which                    Designation
      Note                           Cross Reference                       in such
    Reference                            is Made                           Document
    ---------                       -----------------                    -----------
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

        46                          Incorporated to the identically
                                    numbered Exhibit in Form 10-QSB
                                    dated April 10, 1996

        47                          Incorporated to the identically
                                    numbered Exhibit in Form 10-QSB
                                    dated July 10, 1996

        48                          Incorporated to the identically
                                    numbered Exhibit in Form 10-QSB
                                    dated October 11, 1996

        49                          Form 8-K dated May 24, 1996
                                    (the "May, 1996 8-K")                     3(i)(a)

                                                                           Exhibit
                                    Document to which                    Designation
      Note                           Cross Reference                       in such
    Reference                            is Made                           Document
    ---------                       -----------------                    -----------
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

        54                          Incorporated to the identically
                                    numbered Exhibit in Form 10-QSB
                                    dated October 10, 1997.

        55                          Incorporated to the identically
                                    numbered Exhibit in Form 10-KSB
                                    dated February 25, 1998.

        56                          Incorporated to the identically
                                    numbered Exhibit in Form 10-QSB
                                    dated April 10, 1998.

        57                          Incorporated to the identically
                                    numbered Exhibit in Form 10-QSB
                                    dated October 12, 1998.

        58                          Incorporated to the identically
                                    numbered Exhibit in Form 10-KSB
                                    for fiscal year 1998 ( the
                                    "1998" KSB ).

        59                          Incorporated to the identically
                                    numbered Exhibit in Form 10-QSB
                                    dated April 7, 1999.

        60                          Incorporated to the identically
                                    numbered Exhibit in Form 10-QSB
                                    dated July 12, 1999.

                                                                           Exhibit
                                    Document to which                    Designation
      Note                           Cross Reference                       in such
    Reference                            is Made                           Document
    ---------                       -----------------                    -----------

        61                          Incorporated to the identically
                                    numbered Exhibit in Form 10-QSB
                                    dated October 15, 1999.

        62                          Incorporated to the identically
                                    numbered Exhibit in Form 10-KSB
                                    for fiscal year ( the "1999"
                                    KSB ).

        63                          Incorporated to the identically
                                    numbered Exhibit in Form 10-QSB
                                    for the quarter ended February 28,
                                    2000.

        64                          Form 8-K dated July 14, 2000

        65                          Form 8-K dated June 28, 2000.

        66                          Incorporated to the identically
                                    numbered Exhibit in Form 10-QSB
                                    dated May 31, 2000.

        67                          Incorporated to the identically
                                    numbered Exhibit in Form 10-QSB
                                    for the quarter ended August 31,
                                    2000.

(b) REPORTS ON FORM 8-K.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WILSHIRE TECHNOLOGIES, INC.


Dated: February 19, 2001               By:  /s/ Kevin T. Mulvihill
                                           ------------------------------------
                                       Kevin T. Mulvihill,
                                       President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                                     Title                              Date
        ----                                     -----                              ----
/s/Ronald W. Cantwell               Director and
-----------------------------       Chairman of the Board                     February 19, 2001
   Ronald W. Cantwell



/s/Kevin T. Mulvihill               President and Chief Executive Officer     February 19, 2001
-----------------------------       (Principal Executive Officer)
   Kevin T. Mulvihill



/s/Kathleen E. Terry                Chief Financial Officer,                  February 19, 2001
-----------------------------       Treasurer and Secretary
   Kathleen E. Terry                (Principal Financial Officer and
                                    Principal Accounting Officer)



/s/Charles H. Black                 Director                                  February 19, 2001
-----------------------------
   Charles H. Black



/s/Joe E. Davis                     Director                                  February 19, 2001
-----------------------------
   Joe E. Davis



/s/David Heavenridge                Director                                  February 19, 2001
-----------------------------
   David Heavenridge



/s/John Van Egmond                  Director                                  February 19, 2001
-----------------------------
   John Van Egmond

                                  EXHIBIT INDEX


EXHIBIT NUMBER                       DESCRIPTION                               Numbered Page
--------------                       -----------                               -------------
10.184         Demand Note dated October 5, 2000 between the Registrant and
               Trilon Dominion Partners, L.L.C.

10.185         Demand Note dated November 6, 2000 between the Registrant and
               Trilon Dominion Partners, L.L.C.

10.186         Employment Agreement dated November 13, 2001 between the
               Registrant and Mr. Derek Warneke

10.187         Form of stock option granted on November 13, 2000 to Mr. Derek
               Warneke

10.188         Demand Note dated December 5, 2000 between the Registrant and
               Trilon Dominion Partners, L.L.C.

10.189         Amendment to employees and Facilities Agreement dated December
               31, 2000 between Foamex Asia co., LTD and Wilshire Technologies
               Inc.

10.190         Amendment dated January 17, 2001 to the Amended Agreement dated
               March 31, 1998 between the Registrant and Trilon Dominion
               Partners, L.L.C.