Form 10QSB
period 2001-02-28
WILSHIRE TECHNOLOGIES INC
filed 2001-04-13
CIK 891762

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended February 28, 2001

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

        The number of shares outstanding of the registrant's only class of Common Stock, no par value, were 12,953,385 on March 31, 2001.

        Transitional Small Business Disclosure Format. Yes [ ] No [X]

================================================================================

                           WILSHIRE TECHNOLOGIES, INC.

                              INDEX TO FORM 10-QSB


----------------------------------------------------------------------------------------
PART 1 - FINANCIAL INFORMATION                                                  PAGE
----------------------------------------------------------------------------------------
Item 1.    Financial Statements:

                  Condensed Consolidated Balance Sheets as of                    3
                  February 28, 2001 (Unaudited) and November 30, 2000

                  Condensed Consolidated Unaudited Statements of Operations      4
                  for the Three Months Ended February 28, 2001 and
                  February 29, 2000

                  Condensed Consolidated Unaudited Statements of Cash Flows      5
                  for the Three Months Ended February 28, 2001 and
                  February 29, 2000

                  Notes to Condensed Consolidated Unaudited Financial            6
                  Statements

Item 2.    Management's Discussion and Analysis                                  9
           or Plan of Operation

----------------------------------------------------------------------------------------
PART II - OTHER INFORMATION
----------------------------------------------------------------------------------------

Item 1.    Legal Proceedings                                                    12

Item 2.    Changes in Securities                                                12

Item 3.    Defaults Upon Senior Securities                                      12

Item 4.    Submission of Matters to a Vote of Security Holders                  12

Item 5.    Other Information                                                    13

Item 6.    Exhibits and Reports on Form 8-K                                     13

Signatures                                                                      13

PART 1

ITEM 1.


                           WILSHIRE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    February 28,       November 30,
                                                                        2001               2000
                                                                    ------------       ------------
                                                                     (Unaudited)          (Note 1)
ASSETS
Current assets:
    Cash                                                            $    580,000       $    413,000
    Accounts receivable trade, less allowance for doubtful
       accounts of $1,000 at February 28, 2001
       and $2,000 at November 30, 2000, respectively                          --              1,000
    Other current assets                                                 259,000            244,000
                                                                    ------------       ------------
Total current assets                                                     839,000            658,000

Property and equipment, net                                            2,636,000          2,781,000
Patents and trademarks, net                                               25,000             26,000
Receivable due from sale of division                                     945,000            945,000
                                                                    ------------       ------------
                                                                    $  4,445,000       $  4,410,000
                                                                    ============       ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                $     94,000       $     73,000
    Accrued expenses                                                     277,000            226,000
    Interest payable                                                   3,747,000          3,301,000
    Line of credit - related party                                    15,748,000         14,748,000
                                                                    ------------       ------------
Total current liabilities                                             19,866,000         18,348,000
                                                                    ------------       ------------
Commitments and contingencies

Shareholders' deficit:
    Preferred stock, no par value, 2,000,000 shares authorized
       and none issued or outstanding                                         --                 --
    Common stock, no par value, 50,000,000 shares
       authorized; 12,953,385 shares issued and outstanding           25,912,000         25,912,000
    Common stock warrants and options                                    495,000            495,000
    Accumulated deficit                                              (41,828,000)       (40,345,000)
                                                                    ------------       ------------
Total shareholders' deficit                                          (15,421,000)       (13,938,000)
                                                                    ------------       ------------
                                                                    $  4,445,000       $  4,410,000
                                                                    ============       ============



                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                            Three-Month Periods  Ended
                                         -------------------------------
                                         February 28,       February 29,
                                              2001              2000
                                         ------------       ------------
Net sales                                $     11,000       $    730,000
Cost of sales                                 529,000          1,177,000
                                         ------------       ------------
Gross loss                                   (518,000)          (447,000)
                                         ------------       ------------
Operating expenses:
    Marketing and selling                     145,000            141,000
    General and administrative                441,000            354,000
    Research and development                   21,000                 --
                                         ------------       ------------
Total operating expenses                      607,000            495,000
                                         ------------       ------------
Loss from operations                       (1,125,000)          (942,000)
Other income (expense)                         87,000                 --
Interest expense, net                        (444,000)          (353,000)
                                         ------------       ------------
Loss before provision
    for income taxes                       (1,482,000)        (1,295,000)
Provision for income taxes                      1,000              1,000
                                         ------------       ------------
Net loss                                 $ (1,483,000)      $ (1,296,000)
                                         ============       ============
Weighted average shares outstanding        12,953,000         12,953,000
                                         ============       ============
Basic and diluted loss per share         $      (0.11)      $      (0.10)
                                         ============       ============



                             See accompanying notes.

                           WILSHIRE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Three-Month Periods  Ended
                                                                   -----------------------------
                                                                   February 28,     February 29,
                                                                       2001             2000
                                                                   ------------     ------------
OPERATING ACTIVITIES
Net loss                                                           $(1,483,000)      $(1,296,000)
Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                165,000           183,000
          Net change in operating assets and liabilities, net
             Decrease (Increase) in accounts receivable                  1,000           (92,000)
             Decrease in inventories                                        --           314,000
             Increase in other current assets                          (15,000)          (19,000)
             Increase in accounts payable and
                accrued expenses                                        72,000            46,000
             Increase in interest payable                              446,000           352,000
                                                                   -----------       -----------
Net cash used in operating activities                                 (814,000)         (512,000)
                                                                   -----------       -----------
INVESTING ACTIVITIES
Purchase of equipment                                                  (19,000)          (59,000)
                                                                   -----------       -----------
Net cash used in investing activities                                  (19,000)          (59,000)
                                                                   -----------       -----------
FINANCING ACTIVITIES
Proceeds from line of credit                                         1,000,000           450,000
                                                                   -----------       -----------
Net cash provided by financing activities                            1,000,000           450,000
                                                                   -----------       -----------
NET INCREASE (DECREASE) IN CASH                                        167,000          (121,000)
CASH - BEGINNING OF PERIOD                                             413,000           167,000
                                                                   -----------       -----------
CASH - END OF PERIOD                                               $   580,000       $    46,000
                                                                   ===========       ===========



                             See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Wilshire Technologies, Inc. (the "Company") operates in one business segment, which is to develop, manufacture and market engineered polymer products for industrial cleanroom use. The Company has historically developed, manufactured and marketed engineered polymer products for industrial cleanroom use. In 1996, the Company divested its Medical Products and Transdermal Products divisions and focused primarily on products used in industrial cleanrooms, such as gloves and contamination control products. From 1996 through 2000, substantially all of the Company's reported historic revenues have been related to sales of its contamination control products. On May 19, 2000 the Company completed the sale of certain assets and selected liabilities of the Company's Wilshire Contamination Control division (the "division") to Foamex Asia Co. LTD. (see
Note 4). During the third quarter of fiscal 2000, sales of the Company's polyurethane glove ceased and the Company focused upon securing a strategic partner for the new product development. Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the "Agreement") with the Lycra(R) division of E. I. DuPont de Nemours and Company ("DuPont"). Under the Agreement, DuPont will develop and supply a new proprietary polyurethane material and Wilshire will use the material to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications. The Company, based in Carlsbad, California manufactures its products at the Tijuana, Mexico facility of its wholly owned subsidiary, Wilshire International de Mexico S.A. de C.V.

BASIS OF PRESENTATION

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 2001.

The accompanying Condensed Consolidated Unaudited Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 2000.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

2. GOING CONCERN

The accompanying Condensed Consolidated Unaudited Financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $19,027,000; a shareholders' deficit of $15,421,000 as of February 28, 2001, has suffered recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on the Company's ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The Condensed Consolidated Unaudited Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurance that the Company will be able to raise additional capital in the future.

The Company anticipates continuing negative cash flow from operating and investing activities through fiscal 2001. The Company has projected its cash flow needs to be approximately $2.3 million for the year ending November 2001. Trilon Dominion, the Company's largest shareholder with over 73% of the shares outstanding, has acknowledged the Company's cash flow needs and has indicated its commitment to provide financial support to the Company through November 30, 2001 to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

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

As part of the sale agreement, Foamex Asia Co. Ltd. agreed to invest $1,000,000 of capital in equipment and machinery which, the Company believes, will lead to lower manufacturing costs of the Buyer over the next three years. The Company further believes the transaction was in its best interests as the likelihood of increased sales due to the lower manufacturing costs may provide not only a return of the initial investment of $945,000, but additional payments from the Buyer up to a total of $2,500,000.

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

3.  FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                      February 28,    November 30,
                          2001            2000
                      ------------    ------------
Raw materials          $ 112,000       $ 113,000
Work in process            2,000              --
Finished goods             2,000           5,000
Inventory reserve       (116,000)       (118,000)
                       ---------       ---------
                       $      --       $      --
                       =========       =========

4. SALE OF DIVISION

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

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000, which was extended to June 30, 2000, January 31, 2001 and January 31, 2002, in December 31, 1999, June 30, 2000 and January 17, 2001 amendments to the credit line agreement. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3%. In fiscal 2000, the Company issued demand notes totaling $2,813,000 under the line of credit agreement. The notes issued in fiscal 2000 bear interest at a rate of prime plus 3%. For the first three months of fiscal 2001, the Company issued demand notes totaling $1,000,000 at a rate of prime plus 3% (12.5% at February 28, 2001). All of the notes are due on demand. Subsequent to February 28, 2001 two additional demand notes aggregating $600,000 were issued by the Company.

5.  COMMITMENTS AND CONTINGENCIES

BREAST IMPLANT LITIGATION

During the first three months of 2001, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2000, under Note 7 to the financial statements included therein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

With the exception of discussions regarding historical information, "Management's Discussion and Analysis or Plan of Operation" contains forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

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

Subsequent written and oral forward looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by cautionary statements in this Form 10-QSB and in other reports that have been filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements and the Notes thereto included elsewhere in this filing.

Overview

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes that Trilon Dominion will continue to support the Company's working capital needs as necessary through the end of fiscal year 2001.

Accordingly, the accompanying Condensed Consolidated Unaudited Financial Statements have been prepared assuming the Company will continue to operate as a going concern. Should Trilon Dominion discontinue providing working capital support to the Company, the Company would have insufficient working capital to meet its operational needs for the foreseeable future.

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

In the first quarter of fiscal year 2001, the Company focused upon the completion of the development of the new polyurethane glove with DuPont and began production of the glove in March 2001.

NET SALES

The Company markets its products directly to end-users through a limited number of internal sales personnel and is sold through international, national and regional distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net sales decreased by $719,000 (98.0%) to $11,000 for the first three months of 2001 as compared to sales of $730,000 for 2000. The decrease in sales for the quarter was due to the sale of the Wilshire Contamination Control Division to Foamex Asia Co. Ltd. on May 19, 2000. Sales essentially ceased at that time while the Company focused on development of a new polyurethane glove made with proprietary material supplied by DuPont.

GROSS MARGIN

For the first quarter ended February 28, 2001, the Company recorded a negative gross margin of $518,000 as compared to a negative gross margin of $447,000 in the same period of 2000. The losses for the quarter were primarily attributable to high-unabsorbed operating costs of its glove manufacturing plant.

MARKETING AND SELLING EXPENSES

Marketing and selling expenses increased by $4,000 (3.0%) to $145,000 in the first quarter of 2001 from $141,000 for the comparable period of 2000. The increase, as compared to the first quarter of 2000, was primarily attributable to an increase in headcount which was offset by lower travel and certain other expenses previously associated with the Company's Wilshire Contamination Control division, which was sold to Foamex Asia Co. LTD. in the second quarter of fiscal year 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include costs related to the Company's administrative costs such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities.

General and administrative expenses increased $87,000 (25.0%) to $441,000 in the first quarter of 2001 from $354,000 in the first quarter of 2000. The increase in expense was due to increases in executive headcount, professional fees and an increase of administrative personnel at the Company's glove facility in Tijuana, Mexico of its wholly owned subsidiary, Wilshire International de Mexico S.A. de C.V.

RESEARCH AND DEVELOPMENT

Research and development expenses of $21,000 were incurred in the first quarter of 2001 for outside testing of the Company's new polyurethane glove. The Company did not incur any research and development costs in the first quarter of 2000.

OTHER INCOME

The Company recorded other income of $87,000 in the first quarter of 2001. This income comprises consulting income of $89,000 from the Ongoing Service Agreement with Foamex Asia. The Company did not record any other income in the first quarter of 2000.

INTEREST EXPENSE, NET

The Company reported higher interest expense in the first quarter of 2001 compared with the first quarter of 2000 due to an increase in prime rate and an increase in debt outstanding. Interest expense is related primarily to interest on the line of credit due to Trilon Dominion Partners, LLC. (See Note 5 to the Condensed Consolidated Unaudited Financial Statements).

INCOME TAXES

For the quarter ended February 28, 2001,the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the condensed financial statements for 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $19,027,000; a shareholders' deficit of $15,421,000 as of February 28, 2001, has suffered recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on the Company's ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The condensed unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurance that the Company will be able to raise additional capital in the future.

The Company anticipates continuing negative cash flow from operating and investing activities through fiscal 2001. The Company has projected its cash flow needs to be approximately $2.3 million for the year ending November 2001. Trilon Dominion, the Company's largest shareholder with over 73% of the shares outstanding, has acknowledged the Company's cash flow needs and has indicated its commitment to provide financial support to the Company through November 30, 2001 to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

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

As part of the sale agreement, Foamex Asia Co. Ltd. agreed to invest $1,000,000 of capital in equipment and machinery which, the Company believes, will lead to lower manufacturing costs of the Buyer over the next three years. The Company further believes the transaction was in its best interests as the likelihood of increased sales due to the lower manufacturing costs may provide not only a return of the initial investment of $945,000, but additional payments from the Buyer up to a total of $2,500,000.

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

During 2000 and the first three months of 2001, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $814,000 in the first three months of 2001 versus net cash used in operating activities of $512,000 in the first three months of 2000. The increase in the cash used in operating activities was primarily due to the sale of the Company's Wilshire Contamination Control division to Foamex Asia, Co. Ltd. in May 2000.

Net cash used in investing activities was $19,000 in the first three months of 2001, versus net cash used by investing activities of $59,000 in the first three months of 2000. The higher investing activities in the first quarter of the prior year were related to purchases of glove production equipment that occurred in the first part of fiscal 2000.

Net cash provided by financing activities was $1,000,000 in the first three months of 2001 versus $450,000 in the first three months of 2000. The debt financing in both years was obtained from Trilon Dominion Partners, LLC. The Company's need for financing increased in 2001 due to the sale of the Company's Wilshire Contamination Control division.

For the first three months of fiscal 2001, the Company issued additional demand notes totaling $1,000,000 at a rate of prime plus 3% (12.5% at February 28, 2001). All of the notes are due on demand.

For the three-month period ended February 28, 2001, the Company has used its current credit facilities with Trilon Dominion to fund its continuing negative cash flows from operating and investing activities. The Company expects to continue to have negative cash flow from operating and investing activities through fiscal year 2001. Management believes that Trilon Dominion, the

Company's largest shareholder with over 73% of the shares outstanding, will continue to support the Company as necessary through the end of fiscal year 2001. However, given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         For information regarding legal proceedings, refer to the information contained in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 2000 under the heading, "Legal Proceedings" and
         Note 7 to the financial statements therein.

ITEM 2.  CHANGES IN SECURITIES:

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

         None.

ITEM 5.  OTHER INFORMATION:

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS:

         10.191 Demand Note dated January 5, 2001 between the Registrant and Trilon Dominion Partners, L.L.C.

         10.192 Demand Note dated February 5, 2001 between the Registrant and Trilon Dominion Partners, L.L.C.

         10.193 Letter dated March 28, 2001 to Holders of the Warrants expiring November 28, 2002 re: change in Warrant Exercise Price and in number of shares issuable on exercise


         (b)  REPORTS ON FORM 8-K:

                 None.


SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WILSHIRE TECHNOLOGIES, INC.



Dated: April 13, 2001                     By:/S/ Kathleen E. Terry
                                             -----------------------------------
                                                Kathleen E. Terry
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)