Form 10QSB
period 2001-05-31
WILSHIRE TECHNOLOGIES INC
filed 2001-07-12
CIK 891762

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2001

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

(760) 929-7200
(Issuer’s telephone number)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

      The number of shares outstanding of the registrant’s only class of Common Stock, no par value, were 12,953,385 on July 3, 2001.

Transitional Small Business Disclosure Format. Yes [   ] No [X]

WILSHIRE TECHNOLOGIES, INC.

PART 1

Item 1.

Wilshire Technologies, Inc.
Condensed Consolidated Balance Sheets
(See Note 2)

	May 31,	November 30,
	2001	2000

	(Unaudited)	(Note 1)

Assets

Current assets:

Cash	$696,000	$413,000

Accounts receivable trade, less allowance for doubtful accounts of $1,500 at May 31, 2001 and $2,000 at November 30, 2000, respectively	62,000	1,000

Inventories (Note 3)	78,000	—

Other current assets	326,000	244,000

Total current assets	1,162,000	658,000

Property and equipment, net	2,649,000	2,781,000

Patents and trademarks, net	26,000	26,000

Receivable due from sale of division (Note 4)	945,000	945,000

	$4,782,000	$4,410,000

Liabilities and shareholders’ deficit

Current Liabilities:

Accounts payable	$99,000	$73,000

Accrued expenses	425,000	226,000

Interest payable (Note 5)	4,211,000	3,301,000

Line of credit - related party (Note 5)	16,948,000	14,748,000

Total current liabilities	21,683,000	18,348,000

Commitments and contingencies

Shareholders’ deficit:

Preferred stock, no par value, 2,000,000 shares authorized and none issued or outstanding	—	—

Common stock, no par value, 50,000,000 shares authorized; 12,953,385 shares issued and outstanding	25,912,000	25,912,000

Common stock warrants and options	495,000	495,000

Accumulated deficit	(43,308,000)	(40,345,000)

Total shareholders’ deficit	(16,901,000)	(13,938,000)

	$4,782,000	$4,410,000

See accompanying notes.

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(See Note 2)

	Three-Month Periods Ended

	May 31,	May 31,
	2001	2000

Net sales	$119,000	$542,000

Cost of sales	638,000	944,000

Gross loss	(519,000)	(402,000)

Operating expenses:

Marketing and selling	145,000	125,000

General and administrative	460,000	382,000

Research and development	3,000	7,000

Total operating expenses	608,000	514,000

Loss from operations	(1,127,000)	(916,000)

Other income	112,000	10,000

Loss on sale of assets	—	(314,000)

Interest expense, net	(465,000)	(373,000)

Loss before provision for income taxes	(1,480,000)	(1,593,000)

Provision for income taxes	—	—

Net loss	$(1,480,000)	$(1,593,000)

Weighted average shares outstanding	12,953,000	12,953,000

Basic and diluted loss per share	$(0.11)	$(0.12)

See accompanying notes.

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(See Note 2)

	Six-Month Period Ended

	May 31,	May 31,
	2001	2000

Net sales	$130,000	$1,272,000

Cost of sales	1,167,000	2,121,000

Gross loss	(1,037,000)	(849,000)

Operating expenses:

Marketing and selling	290,000	266,000

General and administrative	901,000	736,000

Research and development	24,000	7,000

Total operating expenses	1,215,000	1,009,000

Loss from operations	(2,252,000)	(1,858,000)

Other income	199,000	10,000

Loss on sale of assets	—	(314,000)

Interest expense, net	(909,000)	(727,000)

Loss before provision for income taxes	(2,962,000)	(2,889,000)

Provision for income taxes	1,000	1,000

Net loss	$(2,963,000)	$(2,890,000)

Weighted average shares outstanding	12,953,000	12,953,000

Basic and diluted loss per share	$(0.23)	$(0.22)

See accompanying notes.

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(See Note 2)

	Six-Month Period Ended

	May 31,	May 31,
	2001	2000

Operating Activities

Net loss	$(2,963,000)	$(2,890,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	327,000	365,000

Provision for inventory obsolescence	—	128,000

Loss from sale of assets to Foamex	—	314,000

Net change in operating assets and liabilities

Decrease (Increase) in accounts receivable	(61,000)	110,000
Decrease (increase) in inventories	(78,000)	305,000

Increase in other current assets	(82,000)	(85,000)

Increase (decrease) in accounts payable and accrued expenses	224,000	(109,000)

Increase in interest payable	910,000	726,000

Net cash used in operating activities	(1,723,000)	(1,136,000)

Investing Activities

Purchases of equipment	(194,000)	(57,000)

Net cash used in investing activities	(194,000)	(57,000)

Financing Activities

Proceeds from line of credit	2,200,000	1,249,000

Net cash provided by financing activities	2,200,000	1,249,000

Net Increase In cash	283,000	56,000

Cash - beginning of period	413,000	167,000

Cash - end of period	$696,000	$223,000

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Wilshire Technologies, Inc. (the “Company”) operates in one business segment, which is to develop, manufacture and market engineered polymer products for industrial cleanroom use. The Company has historically developed, manufactured and marketed engineered polymer products for industrial cleanroom use. In 1996, the Company divested its Medical Products and Transdermal Products divisions and focused primarily on products used in industrial cleanrooms, such as gloves and contamination control products. From 1996 through 2000, substantially all of the Company’s reported historic revenues have been related to sales of its contamination control products. On May 19, 2000, the Company completed the sale of certain assets and selected liabilities of the Company’s Wilshire Contamination Control division (the “division”) to Foamex Asia Co. LTD. (see Note 4). During the third quarter of fiscal 2000, sales of the Company’s polyurethane glove ceased and the Company focused upon securing a strategic partner for the new product development. Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the Lycra® division of E. I. DuPont de Nemours and Company (“DuPont”). Under the Agreement, DuPont will develop and supply a new proprietary polyurethane material and Wilshire will use the material to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications. The Company, based in Carlsbad, California manufactures its products at the Tijuana, Mexico facility of its wholly owned subsidiary, Wilshire International de Mexico S.A. de C.V.

Basis of Presentation

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion Partners, LLC (“Trilon Dominion” -previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 2001.

The accompanying Condensed Consolidated Unaudited Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended November 30, 2000.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

2. Going Concern

The accompanying Condensed Consolidated Unaudited Financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $20,521,000; shareholders’ deficit of $16,901,000 as of May 31, 2001, has suffered recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on the Company’s ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The Condensed Consolidated Unaudited Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurances that the Company will be able to raise additional capital in the future.

The Company anticipates continuing negative cash flow from operating and investing activities through fiscal 2001. The Company has projected its cash flow needs to be approximately $2.3 million for the year ending November 2001. Trilon Dominion, the Company’s largest shareholder with over 73% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through November 30, 2001 to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to fund working capital and investment activities, (b) to obtain additional outside financing and (c) ultimately sustain profitability. Management’s recent actions in regard to these matters are as follows:

1) During fiscal 2000, the Company sold selected assets and liabilities totaling $945,000 related to the Company’s Wilshire Contamination Control to Foamex Asia Co. LTD. (the “Buyer”), an affiliate of Foamex International (FMX:NASDAQ) for a potential sales price up to $2,500,000. (See Note 4). Payments of the sale price are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the Buyer of certain products. Foamex International is an international developer, manufacturer and supplier of high-quality foam, including key materials utilized in contamination control environments. Foamex Asia Co. Ltd., located in Singapore and in Thailand, is currently a major supplier of specialty foam products to the Asian market.

As part of the sale agreement, Foamex Asia Co. Ltd. agreed to invest $1,000,000 of capital in equipment and machinery in the acquired business which, the Company believes, will lead to lower manufacturing costs of the Buyer over the next three years. The Company further believes the transaction was in its best interests as the likelihood of increased sales due to the lower manufacturing costs may provide not only a return of the initial investment of $945,000, but additional payments from the Buyer up to a total of $2,500,000.

2) In addition to the sale of assets to Foamex Asia Co. Ltd., the Company entered into an agreement with Foamex to provide, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex’s ongoing operation of the Division’s business. The agreement, which commenced on May 19, 2000 and will continue until December 31, 2001, will provide additional funds to offset operating expenses of approximately $480,000 for fiscal year 2001.

3) In September 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the Lycra® division of E. I. DuPont de Nemours and Company (“DuPont “). Under the Agreement, DuPont will develop and supply a new proprietary polyurethane material and Wilshire will use the material to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications. The Company began production of the new gloves in the second quarter of 2001.

The Company believes that with the potential of a return of $2.5 million on the sale of its contamination control division to Foamex Asia Co., Ltd., with the cost-sharing agreements in place to lower operating costs, and with the sales of its new glove, the Company will position itself to begin generating sufficient cash flow to fund working capital and investment activities by late 2002. If the Company does attain its sales goals, it believes that it will be able to raise additional capital, as needed in the future. There can be no assurances, however, that the Company will be successful in any of the above mentioned actions or plans on a timely basis, or at all.

3. Financial Statement Information

      Inventories consist of the following:

	May 31,	November 30,
	2001	2000

Raw materials	$56,000	$113,000

Work in process	8,000	—

Finished goods	19,000	5,000

Inventory reserve	(5,000)	(118,000)

	$78,000	$—

4. Sale of Division

On May 19, 2000, the Company completed the sale of certain assets and selected liabilities of the Company’s Wilshire Contamination Control division (the “division”) to Foamex Asia Co. LTD. (the “Buyer”), an affiliate of Foamex International (FMX:NASDAQ) for a potential sales price up to $2,500,000. Substantially all of the historic revenues reported by the Company related to this division.

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

In addition to the sale of assets, the Buyer and Seller entered into an agreement where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex’s ongoing operation of the Division’s business. The agreement commenced on May 19, 2000 and will continue until December 31, 2001. The Company recorded revenues totaling $199,000 under the agreement for the six months ended May 31, 2001 which are included in Other income on the Statement of Operations.

The sale agreement gives the Buyer the option to delay payment through October 1, 2001; accordingly to date no payments have been made by the Buyer. The Buyer has made all other payments as required by the sale agreement on a timely basis, and has represented both verbally and in writing to the Company that it has the financial ability to meet its payment obligations. Management has not received any financial information with which to evaluate the Buyer’s ability to pay the receivable, as the Buyer is not obligated to provide the financial statements. As such, while uncertainty exists as to the collectibility of the receivable, management has no reason to believe that the receivable will not be collected on a timely basis.

5. Line of Credit

On March 31, 1998, the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the “Amended Agreement”), secured by the Company’s assets, which included principal of $4,000,000 from a previous agreement, $750,000 from Demand Notes, accrued interest and management fees of $543,297 on the Agreement and Demand Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and interest was payable quarterly at an annual rate of 11.5%. From March 1998 to November 1998, the

Company issued Demand notes totaling $930,000 at an interest rate of 11.5% under the credit line agreement.

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000, which was extended to June 30, 2000, January 31, 2001 and January 31, 2002, in December 31, 1999, June 30, 2000 and January 17, 2001 amendments to the credit line agreement. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3%. In fiscal 2000, the Company issued demand notes totaling $2,813,000 under the line of credit agreement. The notes issued in fiscal 2000 bear interest at a rate of prime plus 3%. For the first six months of fiscal 2001, the Company issued demand notes totaling $2,200,000 at a rate of prime plus 3% (10.5% at May 31, 2001). All of the notes are due on demand. Subsequent to May 31, 2001, the Company issued one additional demand note in the amount of $131,500.

6. Commitments and Contingencies

Breast Implant Litigation

During the first six months of 2001, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2000, under Note 7 to the consolidated financial statements included therein.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

With the exception of discussions regarding historical information, “Management’s Discussion and Analysis or Plan of Operation” contains forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events, which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Company’s future cash flows and ability to obtain sufficient financing, timing and volume of sales orders, level of gross margins and operating expenses, lack of market acceptance or demand for new product lines, price competition, conditions in the contamination control industry and the economy in general, as well as legal proceedings. The economic risk associated with material cost fluctuations and inventory obsolescence is significant to the Company. The ability to manage inventories through procurement and utilization of component materials and the ability to generate new glove sales could have a significant impact on future results of operations or financial condition. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by cautionary statements in this Form 10-QSB and in other reports that have been filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Unaudited Financial Statements and the Notes thereto included elsewhere in this filing.

Overview

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes that Trilon Dominion will continue to support the Company’s working capital needs as necessary through the end of fiscal year 2001.

Accordingly, the accompanying Condensed Consolidated Unaudited Financial Statements have been prepared assuming the Company will continue to operate as a going concern. Should Trilon Dominion discontinue providing working capital support to the Company, the Company would have insufficient working capital to meet its operational needs for the foreseeable future.

Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the Lycra® division of E. I. DuPont de Nemours and Company (“DuPont”). Under the Agreement, DuPont will develop and supply a new proprietary polyurethane material and Wilshire will use the material to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications.

In the second quarter of fiscal year 2001, the Company began production of the new polyurethane glove and introduced the glove into selected foreign customer accounts for evaluation and testing.

Net Sales

The Company markets its products directly to end-users through a limited number of internal sales personnel and through international, national and regional distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net sales decreased by $423,000 (78.0%) to $119,000 for the second quarter of 2001 as compared to sales of $542,000 for the second quarter of 2000. Net sales decreased by $1,142,000 (90.0%) to $130,000 for the first six months of 2001 as compared to $1,272,000 for the first six months of 2000. The decrease in sales for the second quarter and for the first six months was due to the sale of the Wilshire Contamination Control Division to Foamex Asia Co. Ltd. on May 19, 2000. Sales essentially ceased at that time while the Company focused on development of a new polyurethane glove made with proprietary material supplied by DuPont. Sales for the three months ended May 31, 2001 include $98,000 of sales of the new polyurethane glove.

Gross Margin

For the second quarter ended May 31, 2001, the Company recorded a negative gross margin of $519,000 as compared to a negative gross margin of $402,000 in the same period of 2000. For the first six months of 2001, the Company recognized a negative gross margin of $1,037,000 as compared to a negative gross margin of $849,000 for the comparable period in 2000. The gross margin losses for the second quarter and first six months were primarily attributable to high-unabsorbed operating costs of its glove manufacturing plant.

Marketing and Selling Expenses

Marketing and selling expenses increased by $20,000 (16.0%) to $145,000 in the second quarter of 2001 from $125,000 for the comparable period of 2000. The first six months of expense increased by $24,000 (9.0%) to $290,000 from $266,000 for the first six months of 2000. The increase for the quarter and first six months was primarily attributable to an increase in headcount and travel associated with the introduction of the new glove to customers for evaluation and testing.

General and Administrative Expenses

General and administrative expenses include costs related to the Company’s administrative costs such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities.

General and administrative expenses increased $78,000 (20.0%) to $460,000 in the second quarter of 2001 from $382,000 in the second quarter of 2000. For the first six months of 2001, General and Administrative expense increased by $165,000 (22.0%) to $901,000 from $736,000 for the first six months of 2000. The increase in expense was due to increases in professional fees, recruiting fees, travel associated with the introduction of the new glove, and an increase of administrative personnel and professional services at the Company’s glove facility in Tijuana, Mexico of its wholly owned subsidiary, Wilshire International de Mexico S.A. de C.V.

Research and Development

Research and development expenses of $3,000 decreased by $4,000 (57.0%) as compared to the second quarter of 2000 expenses of $7,000. For the first six months of 2001, Research and development expense of $24,000 increased by $17,000 (243%) as compared to Research and development expense of $7,000 for the comparable period in 2000. The overall increase in Research and development expense was due to outside testing of the Company’s new polyurethane glove.

Other income

The Company recorded other income of $112,000 in the second quarter of 2001. Other income of $199,000 for the first six months of 2001 increased by $189,000 from other income of $10,000 for the first six months 2000. The increase in other income is due to consulting income from the Ongoing Service Agreement with Foamex Asia, which was entered into on May 19, 2000.

Interest Expense, Net

The Company reported higher interest expense in the second quarter of 2001 compared with the second quarter of 2000 due to an increase in prime rate and an increase in debt outstanding. Interest expense is related primarily to interest on the line of credit due to Trilon Dominion Partners, LLC. (See Note 5 to the Condensed Consolidated Unaudited Financial Statements).

Income Taxes

For the quarters ended May 31, 2001 and May 31, 2000, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the condensed financial statements for 2000 and 2001.

Liquidity and Capital Resources

The accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $20,521,000; shareholders’ deficit of $16,901,000 as of May 31, 2001, has suffered recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on the Company’s ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The condensed unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurances that the Company will be able to raise additional capital in the future.

The Company anticipates continuing negative cash flow from operating and investing activities through fiscal 2001. The Company has projected its cash flow needs to be approximately $2.3 million for the year ending November 30, 2001. Trilon Dominion, the Company’s largest shareholder with over 73% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through November 30, 2001 to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to fund working capital and investment activities, (b) to obtain additional outside financing and (c) ultimately sustain profitability. Management’s recent actions in regard to these matters are as follows:

1) During fiscal 2000, the Company sold selected assets and liabilities totaling $945,000 related to the Company’s Wilshire Contamination Control to Foamex Asia Co. LTD. (the “Buyer”), an affiliate of Foamex International (FMX:NASDAQ) for a potential sales price up to $2,500,000. (See Note 4). Payments of the sale price are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the Buyer of certain products. Foamex International is an international developer, manufacturer and supplier of high-quality foam, including key materials utilized in contamination control environments. Foamex Asia Co. Ltd., located in Singapore and in Thailand, is currently a major supplier of specialty foam products to the Asian market.

As part of the sale agreement, Foamex Asia Co. Ltd. agreed to invest $1,000,000 of capital in equipment and machinery in the acquired business which, the Company believes, will lead to lower manufacturing costs of the Buyer over the next three years. The Company further believes the transaction was in its best interests as the likelihood of increased sales due to the lower manufacturing costs may provide not only a return of the initial investment of $945,000, but additional payments from the Buyer up to a total of $2,500,000.

2) In addition to the sale of assets to Foamex Asia Co. Ltd., the Company entered into an agreement with Foamex to provide, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex’s ongoing operation of the Division’s business. The agreement, which commenced on May 19, 2000 and will continue until December 31, 2001, will provide additional funds to offset operating expenses of approximately $480,000 for fiscal year 2001.

3) In September 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the Lycra® division of E. I. DuPont de Nemours and Company (“DuPont”). Under the Agreement, DuPont will develop and supply a new proprietary polyurethane material and Wilshire will use the material to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications. The Company began production of the new gloves in the second quarter of 2001.

The Company believes that with the potential of a return of $2.5 million on the sale of its contamination control division to Foamex Asia Co., Ltd., with the cost-sharing agreements in place to lower operating costs, and with the sales of its new glove, the Company will position itself to begin generating sufficient cash flow to fund working capital and investment activities by late 2002. If the Company does attain its sales goals, it believes that it will be able to raise additional capital, as needed in the future. There can be no assurances, however, that the Company will be successful in any of the above mentioned actions or plans on a timely basis, or at all.

Management assesses the Company’s liquidity by its ability to generate cash to fund its operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms.

During 2000 and the first six months of 2001, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $1,723,000 in the first six months of 2001 versus net cash used in operating activities of $1,136,000 in the first six months of 2000. The increase in the cash used in operating activities was primarily due to the sale of the Company’s Wilshire Contamination Control division to Foamex Asia, Co. Ltd. in May 2000.

Net cash used in investing activities was $194,000 in the first six months of 2001, versus net cash used by investing activities of $57,000 in the first three months of 2000. The higher investing activities for the first six months of 2001 were related to upgrades to the glove production equipment related to the manufacture of the new glove.

Net cash provided by financing activities was $2,200,000 in the first six months of 2001 versus $1,249,000 in the first six months of 2000. The debt financing in both years was obtained from Trilon Dominion Partners, LLC. The Company’s need for financing increased in 2001 due to the sale of the Company’s Wilshire Contamination Control division.

For the first six months of fiscal 2001, the Company issued additional demand notes totaling $2,200,000 at a rate of prime plus 3% (10.5% at May 31, 2001). All of the notes are due on demand.

For the six-month period ended May 31, 2001, the Company has used its current credit facilities with Trilon Dominion to fund its continuing negative cash flows from operating and investing activities. The Company expects to continue to have negative cash flow from operating and investing activities through fiscal year 2001. Management believes that Trilon Dominion, the Company’s largest shareholder with over 73% of the shares outstanding, will continue to support the Company as necessary through the end of fiscal year 2001. However, given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

For information regarding legal proceedings, refer to the information contained in the Company’s annual report on Form 10-KSB for the fiscal year ended November 30, 2000 under the heading, “Legal Proceedings” and Note 7 to the financial statements therein.

Item 2.  Changes in Securities:

On May 16, 1995, a Settlement Agreement was approved by the United States District Court for the Southern District of California between the Company and members of the Settlement Class in an “Amended Consolidated Class Action Complaint” against the Company. Under the Settlement Agreement, the Company issued warrants for 2,750,000 shares of common stock to the Settlement Class at an exercise price of $2.33 per share subject to adjustment to protect against dilution. The Company valued the warrants at $0.10 per underlying common share and recorded a charge to earnings of $275,000 in fiscal 1994. The Settlement Warrants are exercisable between November 28, 1999 and November 28, 2002, but only after the Company’s common stock underlying the Settlement Warrants has been registered under the Securities Act of 1933. The Company is obliged to register the underlying shares of common stock at the later of (i) the second anniversary of the date of issuance of the warrants or (ii) as soon as commercially reasonable after the date when the average closing price of the Company’s common stock over fifteen consecutive trading days is more than the revised warrant exercise price as discussed below.

In January 1996, 8,441,430 shares of the Company’s Common Stock were issued to Trilon Dominion Partners, L.L.C., (“Trilon”) the Company’s majority shareholder, in settlement for debt and interest outstanding. At that date, the warrant exercise price under the Settlement Agreement was not yet finally determined, the settlement warrant agreement was not signed, and the warrants did not exist. Upon the execution of the warrant agreement, the settlement warrant price and the number of shares issuable on exercise of the settlement warrants should have been adjusted and certified under the terms of the Settlement Agreement, however, such adjustment and certification were not performed by the Company. Since January 1996, the Company has issued stock, has issued warrants in connection with its debt agreements and has issued stock options to employees (under the two Company Stock option plans), vendors and consultants. Effective November 30, 2000 the Company performed a cumulative calculation of the impact of the equity transactions since January 1996 and has determined that the revised exercise price of each settlement warrant as of that date was $1.39 and the total number of shares issuable under the settlement warrants equaled 4,613,658 at the same date. In consideration of the restrictions on exercise of such warrants, a charge to earnings was not recorded for the year ended November 30, 2000 to reflect the modification as the value of the warrants is deemed to be de minimus.

Item 3.  Defaults Upon Senior Securities:

None.

Item 4.  Submission of Matters to a Vote of Security Holders:

Registrant has solicited proxies pursuant to regulation 14A of the Securities Exchange Act (Proxy Statement dated March 23, 2001) for its Annual Meeting of Shareholders on May 25, 2001. There was no opposition to management’s nominees for the directors listed in the Proxy Statement. All such nominees were elected by the affirmative vote of 12,677,364 shares, which were the number of shares represented at the meeting. The number of shares not voted were 276,021. Additionally, an amendment to the Wilshire Technologies, Inc. 1995 Stock Option Plan to increase the maximum amount of shares under the plan to 2,250,000 was approved by the affirmative vote of 12,436,092 shares, with 241,206 shares against the motion and 276,087 shares not voted.

Item 5.  Other Information:

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

10.194	Demand Note dated March 2, 2001 between the Registrant and Trilon Dominion Partners, L.L.C.

10.195	Demand Note dated April 2, 2001 between the Registrant and Trilon Dominion Partners, L.L.C.

10.196	Demand Note dated May 3, 2001 between the Registrant and Trilon Dominion Partners, L.L.C.

10.197	Demand Note dated May 29, 2001 between the Registrant and Trilon Dominion Partners, L.L.C.

10.198	Wilshire Technologies, Inc. 1995 Stock Option Plan as amended May 25, 2001 (71)

(b) Reports on Form 8-K:

None.

NOTE: Certain of the Exhibits listed above are incorporated herein by reference to other documents previously filed with the Commission as follows:

Exhibit
	Document to which	Designation
Note	Cross Reference	in such
Reference	is Made	Document

71	March 23, 2001 Proxy Statement	A

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE TECHNOLOGIES, INC.

Dated: July 12, 2001	By:	/S/ Kathleen E. Terry

Kathleen E. Terry Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)