Form 10QSB
period 2001-08-31
WILSHIRE TECHNOLOGIES INC
filed 2001-10-15
CIK 891762

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission File Number 0-20866

WILSHIRE TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0433823 (I.R.S. Employer Identification No.)

5861 Edison Place
Carlsbad, California 92008
(Address of principal executive offices)

(760) 929-7200
(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]    No   [   ]

     The number of shares outstanding of the registrant’s only class of Common Stock, no par value, were 12,953,385 on October 6, 2001.

     Transitional Small Business Disclosure Format.   Yes   [   ]    No   [X]

WILSHIRE TECHNOLOGIES, INC.

Wilshire Technologies, Inc.
Condensed Consolidated Balance Sheets
(See Note 2)

PART 1

Item 1.

	August 31,	November 30,
	2001	2000

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash	$525,000	$413,000
Accounts receivable trade, less allowance for doubtful accounts of $100 at August 31, 2001 and $2,000 at November 30, 2000, respectively	19,000	1,000
Inventories (Note 3)	100,000	—
Other current assets	305,000	244,000

Total current assets	949,000	658,000
Property and equipment, net	2,575,000	2,781,000
Patents and trademarks, net	30,000	26,000
Receivable due from sale of division (Note 4)	945,000	945,000

	$4,499,000	$4,410,000

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$130,000	$73,000
Accrued expenses	403,000	226,000
Interest payable-related party (Note 5)	4,686,000	3,301,000
Line of credit — related party (Note 5)	17,913,000	14,748,000

Total current liabilities	23,132,000	18,348,000

Commitments and contingencies
Shareholders’ deficit
Preferred stock, no par value, 2,000,000 shares authorized and none issued or outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 12,953,385 shares issued and outstanding	25,912,000	25,912,000
Common stock warrants and options	495,000	495,000
Accumulated deficit	(45,040,000)	(40,345,000)

Total shareholders’ deficit	(18,633,000)	(13,938,000)

	$4,499,000	$4,410,000

See accompanying notes to financial statements.

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(See Note 2)

	Three-Month Periods Ended

	August 31,	August 31,
	2001	2000

Net sales	$25,000	$25,000
Cost of sales	824,000	419,000

Gross loss	(799,000)	(394,000)

Operating expenses:
Marketing and selling	214,000	124,000
General and administrative	315,000	332,000
Research and development	10,000	2,000

Total operating expenses	539,000	458,000

Loss from operations	(1,338,000)	(852,000)
Other income, net	81,000	80,000
Interest expense, net	(475,000)	(398,000)

Loss before provision for income taxes	(1,732,000)	(1,170,000)
Provision for income taxes	—	—

Net loss	$(1,732,000)	$(1,170,000)

Weighted average shares outstanding	12,953,000	12,953,000

Basic and diluted loss per share	$(0.13)	$(0.09)

See accompanying notes to financial statements.

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(See Note 2)

	Nine-Month Periods Ended

	August 31,	August 31,
	2001	2000

Net sales	$155,000	$1,297,000
Cost of sales	1,991,000	2,540,000

Gross loss	(1,836,000)	(1,243,000)

Operating expenses:
Marketing and selling	504,000	390,000
General and administrative	1,216,000	1,068,000
Research and development	34,000	9,000

Total operating expenses	1,754,000	1,467,000

Loss from operations	(3,590,000)	(2,710,000)
Other income, net	280,000	90,000
Loss on sale of assets	—	(314,000)
Interest expense, net	(1,384,000)	(1,125,000)

Loss before provision for income taxes	(4,694,000)	(4,059,000)
Provision for income taxes	1,000	1,000

Net loss	$(4,695,000)	$(4,060,000)

Weighted average shares outstanding	12,953,000	12,953,000

Basic and diluted loss per share	$(0.36)	$(0.31)

See accompanying notes to financial statements.

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(See Note 2)

	Nine-Month Periods Ended

	August 31,	August 31,
	2001	2000

Operating activities
Net loss	$(4,695,000)	$(4,060,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	486,000	528,000
Provision for inventory obsolescence	—	118,000
Loss from sale of assets to Foamex	—	314,000
Net change in operating assets and liabilities
Decrease in (increase) in accounts receivable	(18,000)	303,000
Decrease in (increase) in inventories	(100,000)	315,000
Decrease in (increase) in other current assets	(65,000)	132,000
Increase in (decrease) in accounts payable and accrued expenses	234,000	(515,000)
Increase in interest payable	1,385,000	1,123,000

Net cash used in operating activities	(2,773,000)	(1,742,000)

Investing activities
Purchases of equipment	(280,000)	(62,000)

Net cash used in investing activities	(280,000)	(62,000)

Financing activities
Proceeds from line of credit	3,165,000	1,763,000

Net cash provided by financing activities	3,165,000	1,763,000

Net increase (decrease) in cash	112,000	(41,000)
Cash — beginning of period	413,000	167,000

Cash — end of period	$525,000	$126,000

See accompanying notes to financial statements.

Wilshire Technologies, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(See Note 2)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Wilshire Technologies, Inc. (the “Company”) operates in one business segment, which is to develop, manufacture and market engineered polymer products for industrial cleanroom use. The Company has historically developed, manufactured and marketed engineered polymer products for industrial cleanroom use. In 1996, the Company divested its Medical Products and Transdermal Products divisions and focused primarily on products used in industrial cleanrooms, such as gloves and contamination control products. From 1996 through 2000, substantially all of the Company’s reported historic revenues have been related to sales of its contamination control products. On May 19, 2000 the Company completed the sale of certain assets and selected liabilities of the Company’s Wilshire Contamination Control division (the “division”) to Foamex Asia Co. LTD. (see Note 4). During the third quarter of fiscal 2000, sales of the Company’s polyurethane glove ceased and the Company focused upon securing a strategic partner for the new product development. Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the Lycra® division of E. I. DuPont de Nemours and Company (“DuPont “). Under the Agreement, DuPont developed and began to supply a new proprietary polyurethane material which is used by Wilshire to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications. The Company, based in Carlsbad, California manufactures its products at the Tijuana, Mexico facility of its wholly owned subsidiary, Wilshire International de Mexico S.A. de C.V.

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

The accompanying Condensed Consolidated Unaudited Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended November 30, 2000.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

NOTE 2. GOING CONCERN

The accompanying Condensed Consolidated Unaudited Financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $22,183,000; shareholders’ deficit of $18,633,000 as of August 31, 2001, has suffered recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on the Company’s ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The Condensed Consolidated Unaudited Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurances that the Company will be able to raise additional capital in the future.

NOTE 2. GOING CONCERN, continued

The Company anticipates continuing negative cash flow from operating and investing activities through the next 12 months. The Company has projected its cash flow needs to be approximately $3.4 million for the year ending November 2001 and has projected its cash flow needs to be approximately $5 to $7 million for fiscal 2002. Trilon Dominion, the Company’s largest shareholder with over 73% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through the next 12 months to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

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

3) In September 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the Lycra® division of E. I. DuPont de Nemours and Company (“DuPont “). Under the Agreement, DuPont developed and began to supply a new proprietary polyurethane material which is used by Wilshire to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications. The Company began production of the new gloves in the second quarter of 2001.

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

NOTE 3. FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

	August 31,	November 30,
	2001	2000

Raw materials	$71,000	$113,000
Work in process	—	—
Finished goods	34,000	5,000
Inventory reserves	(5,000)	(118,000)

	$100,000	$—

NOTE 4. SALE OF DIVISION

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

The sale agreement gives the Buyer the option to delay payment through November 29, 2001; accordingly to date no payments have been made by the Buyer. The Buyer has made all other payments as required by the sale agreement on a timely basis, and has represented both verbally and in writing to the Company that it has the financial ability to meet its payment obligations. Management has not received any financial information with which to evaluate the Buyer’s ability to pay the receivable, as the Buyer is not obligated to provide the financial statements. As such, while uncertainty exists as to the collectibility of the receivable, management has no reason to believe that the receivable will not be collected on a timely basis.

NOTE 5. LINE OF CREDIT

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

NOTE 5. LINE OF CREDIT, continued

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000, which was extended to June 30, 2000, January 31, 2001 and January 31, 2002, in December 31, 1999, June 30, 2000 and January 17, 2001 amendments to the credit line agreement. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3%. In fiscal 2000, the Company issued demand notes totaling $2,813,000 under the line of credit agreement. The notes issued in fiscal 2000 bear interest at a rate of prime plus 3%. For the first nine months of fiscal 2001, the Company issued demand notes totaling $3,165,000 at a rate of prime plus 3% (9.75% at August 31, 2001). All of the notes are due on demand. On October 5, 2001, the Company issued an additional demand note in the amount of $433,000. Such note bears interest at a rate of prime plus 3%.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Breast Implant Litigation

During the first nine months of 2001, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2000, under Note 7 to the consolidated financial statements included therein.

NOTE 7. SUBSEQUENT EVENT

On October 5, 2001, the Company issued an additional demand note to Trilon Dominion in the amount of $433,000. Such note bears interest at a rate of prime plus 3%. The Company and Trilon Dominion have recently begun negotiation of an option agreement. If an agreement is reached and Trilon Dominion exercises the options, Trilon Dominion would make a substantial new equity investment in the Company in exchange for a substantial increase in its ownership percentage.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the Lycra® division of E. I. DuPont de Nemours and Company (“DuPont”). Under the agreement, DuPont developed and began to supply a new proprietary polyurethane material which is used by Wilshire to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications.

In the second quarter of fiscal year 2001, the Company began production of the new polyurethane glove and introduced the glove into selected foreign customer accounts for evaluation and testing.

In the third quarter of fiscal 2001, the Company focused on process and yield improvement programs for the new polyurethane glove and expanded the introduction of the glove into selected domestic customer accounts for evaluation and testing.

Net Sales

The Company markets its products directly to end-users through a limited number of internal sales personnel and through international, national and regional distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net sales of $25,000 for the third quarter of 2001 were comparable to sales of $25,000 for the third quarter of 2000. Net sales decreased by $1,142,000 (88.0%) to $155,000 for the first nine months of 2001 as compared to $1,297,000 for the first nine months of 2000. The decrease in sales for the first nine months was due to the sale of the Wilshire Contamination Control Division to Foamex Asia Co. Ltd. on May 19, 2000. Sales essentially ceased at that time while the Company focused on development of a new polyurethane glove made with proprietary material supplied by DuPont.

Gross Margin

For the third quarter, the Company recorded a negative gross margin of $799,000 as compared to a negative gross margin of $394,000 in the same period of 2000. For the first nine months of 2001, the Company recognized a negative gross margin of $1,836,000 as compared to a negative gross margin of $1,243,000 for the comparable period in 2000. The gross margin losses for the third quarter and first nine months were primarily attributable to high-unabsorbed operating costs of its glove manufacturing plant, in addition to an increased headcount in 2001 as the Company commenced production.

Marketing and Selling Expenses

Marketing and selling expenses increased by $90,000 (73.0%) to $214,000 in the third quarter of 2001 from $124,000 for the comparable period of 2000. The first nine months of expense increased by $114,000 (29.0%) to $504,000 from $390,000 for the first nine months of 2000. The increase for the quarter and first nine months was primarily attributable to an increase in headcount as well as an increase in marketing, tradeshow and travel expenses associated with the introduction of the new glove to customers.

General and Administrative Expenses

General and administrative expenses include costs related to the Company’s administrative costs such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities.

General and administrative expenses decreased $17,000 (5.0%) to $315,000 in the third quarter of 2001 from $332,000 in the third quarter of 2000. The decrease for the quarter was primarily due to lower legal and audit fees. For the first nine months of 2001, General and administrative expense increased by $148,000 (14.0%) to $1,216,000 from $1,068,000 for the first nine months of 2000. The increase in expense for the first nine months was due to increases in professional fees, recruiting fees, travel associated with the introduction of the new glove, and an increase of administrative personnel and professional services at the Company’s glove facility in Tijuana, Mexico of its wholly owned subsidiary, Wilshire International de Mexico S.A. de C.V.

Research and Development

Research and development expenses of $10,000 increased by $8,000 (400.0%) as compared to the third quarter of 2000 expenses of $2,000. For the first nine months of 2001, Research and development expense of $34,000 increased by $25,000 as compared to Research and development expense of $9,000 for the comparable period in 2000. The overall increase in Research and development expense was due to outside testing of the Company’s new polyurethane glove.

Other income, Net

The Company recorded other income of $81,000 in the third quarter of 2001 as compared to other income of $80,000 for 2000. Other income of $280, 000 for the first nine months of 2001 increased by $190,000 from other income of $90,000 for the first nine months 2000. The increase in other income is due to an increase of consulting income from the Ongoing Service Agreement with Foamex Asia, which was entered into on May 19, 2000.

The Company recorded royalty expense of $27,000 to DuPont in the third quarter of 2001 related to sales of its new glove as stipulated by the Product Development, Purchase and License Agreement (the “Agreement”) with the Lycra® division of E. I. DuPont de Nemours and Company (“DuPont “).

Interest Expense, Net

The Company reported higher interest expense in the third quarter of 2001 compared with the third quarter of 2000 due to an increase in debt outstanding. Interest expense is related primarily to interest on the line of credit due to Trilon Dominion Partners, LLC. (See Note 5 to the Condensed Consolidated Unaudited Financial Statements).

Income Taxes

For the quarters ended August 31, 2001, and August 31, 2000, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the condensed financial statements for 2000 and 2001.

Liquidity and Capital Resources

The accompanying condensed unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $22,183,000; shareholders’ deficit of $18,633,000 as of August 31, 2001, has suffered recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on the Company’s ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The condensed unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurances that the Company will be able to raise additional capital in the future.

The Company anticipates continuing negative cash flow from operating and investing activities through the next twelve months. The Company has projected its cash flow needs to be approximately $3.4 million for the year ending November 2001 and has projected its cash flow needs to be approximately $5 to $7 million for fiscal 2002. Trilon Dominion, the Company’s largest shareholder with over 73% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through the next twelve months to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

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

3) In September 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the Lycra® division of E. I. DuPont de Nemours and Company (“DuPont “). Under the Agreement, DuPont developed and began to supply a new proprietary polyurethane material which is used by Wilshire to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications. The Company began production of the new gloves in the second quarter of 2001.

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

During 2000 and the first nine months of 2001, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $ 2,773,000 in the first nine months of 2001 versus net cash used in operating activities of $1,742,000 in the first nine months of 2000. The increase in the cash used in operating activities was primarily due to the sale of the Company’s Wilshire Contamination Control division to Foamex Asia, Co. Ltd. in May 2000, which resulted in a substantial reduction in cash generated from operations.

Net cash used in investing activities was $280,000 in the first nine months of 2001, versus net cash used by investing activities of $62,000 in the first nine months of 2000. The higher investing activities for the first nine months of 2001 were related to upgrades to the glove production equipment related to the manufacture of the new glove.

Net cash provided by financing activities was $3,165,000 in the first nine months of 2001 versus $1,763,000 in the first nine months of 2000. The debt financing in both years was obtained from Trilon Dominion Partners, LLC. The Company’s need for financing increased in 2001 due to the sale of the Company’s Wilshire Contamination Control division.

For the first nine months of fiscal 2001, the Company issued additional demand notes totaling $3,165,000 at a rate of prime plus 3% (9.75% at August 31, 2001). All of the notes are due on demand.

For the nine-month period ended August 31, 2001, the Company has used its current credit facilities with Trilon Dominion to fund its continuing negative cash flows from operating and investing activities. The Company expects to continue to have negative cash flow from operating and investing activities through the next 12 months. Management believes that Trilon Dominion, the Company’s largest shareholder with over 73% of the shares outstanding, will continue to support the Company as necessary through the end of fiscal year 2001. However, given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs.

Risk Factors

The Company’s business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. The Company may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact the Company’s results of operations, impair its ability to raise capital or otherwise adversely affect its ability to grow the business.

New Accounting Pronouncements

In July 2001, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, which eliminates the pooling method of accounting for intangible assets and goodwill acquired in a business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have material impact on our financials position or results of operations.

In July 2001, The FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS 142 will have a material impact on our financial position or results of operations.

Item 3. Quantitative and qualitative disclosures about market risk

The Company maintains a floating interest rate on its related party line of credit ($17.9 million outstanding balance at August 31, 2001). Therefore, the Company is subject to a certain amount of risk arising from increases to the prime rate.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings:

For information regarding legal proceedings, refer to the information contained in the Company’s annual report on Form 10-KSB for the fiscal year ended November 30, 2000 under the heading, “Legal Proceedings” and Note 7 to the financial statements therein.

Item 2.	Changes in Securities:

None.

Item 3.	Defaults Upon Senior Securities:

None.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 5.	Other Information:

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

10.199	Demand Note dated June 28, 2001 between the Registrant and Trilon Dominion Partners, L.L.C.

10.200	Demand Note dated August 1, 2001 between the Registrant and Trilon Dominion Partners, L.L.C.

10.201	Demand Note dated August 28, 2001 between the Registrant and Trilon Dominion Partners, L.L.C.

(b) Reports on Form 8-K:

     None.

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE TECHNOLOGIES, INC.

Dated: October 12, 2001	By:	/S/ Kathleen E. Terry

Kathleen E. Terry
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)