Form 10KSB
period 2001-11-30
WILSHIRE TECHNOLOGIES INC
filed 2002-02-27
CIK 891762

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended November 30, 2001.

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-20866

WILSHIRE TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0433823 (I.R.S. Employer Identification No.)

5861 Edison Place
Carlsbad, California 92008
(Address of principal executive offices)

(760) 929-7200
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, no par value - Quoted on the OTC Bulletin Board (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The issuer’s revenues for its most recent fiscal year were $205,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on February 25, 2002 was approximately $2,096,442.

     The number of shares outstanding of the registrant’s only class of Common Stock, no par value, was 20,964,423 on February 4, 2002.

Transitional Small Business Disclosure Format. Yes [   ] No [X]

Wilshire Technologies, Inc.

Annual Report on Form 10-KSB — November 30, 2001

PART I

Item 1. Description of Business.

The Company

Wilshire Technologies, Inc. (the “Company”), was incorporated in California on October 17, 1990 and has historically developed, manufactured and marketed engineered polymer products for industrial cleanroom use. In 1996, the Company divested its Medical Products and Transdermal Products divisions and focused primarily on products used in industrial cleanrooms, such as gloves and contamination control products. From 1996 through 2000, substantially all of the Company’s reported historic revenues were related to sales of its contamination control products. On May 19, 2000, the Company completed the sale of certain assets and selected liabilities of the Company’s Wilshire Contamination Control division (the “division”) to Foamex Asia Co. LTD. (see Note 4 to Consolidated Financial Statements). During the third quarter of fiscal 2000, sales of the Company’s polyurethane glove were ceased and the Company focused upon securing a strategic partner for the new product development. Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the LYCRA® division of E. I. DuPont de Nemours and Company (“DuPont”). Under the Agreement, DuPont developed and began to supply a new proprietary polyurethane material, which is used by Wilshire to manufacture and sell a disposable polyurethane glove for industrial and non-industrial cleanroom applications. The Company, based in Carlsbad, California manufactures its products at the Tijuana, Mexico facility of its wholly owned subsidiary, Wilshire International de Mexico S.A. de C.V.

Market Overview

The need for extraordinary cleanliness in various manufacturing and high-technology processes has resulted in a requirement for products to be manufactured in Class 1, 10 and 100 cleanrooms. A “cleanroom” is an environment in which particulate fluid and biological contaminants are monitored and controlled. In the microelectronics, semiconductor and aerospace industries, cleanrooms are essential to the manufacturing process to prevent minute particles from contaminating sensitive and expensive products. Cleanrooms are classified according to the allowable level of particulate contamination per cubic foot. A “Class 1 “ cleanroom may have just one particle of more than 0.5 microns per cubic foot.

The Company uses a proprietary polyurethane formulation — provided by the LYCRA® division of E.I. DuPont de Nemours and Company (“DuPont”)- to produce the Company’s DuraCLEAN ® with LYCRA® glove to meet the requirements of Class 1, 10 and 100 cleanrooms. For these cleanrooms, the particulate compliance requirements are extremely stringent, and the total cost of disposables represents only a small percentage of the total cost of the customer’s manufactured product. Cleanroom users are generally willing to pay premium prices for products, which reduce particulate contamination, thereby reducing labor costs and increasing the yields of their manufactured products. Disposable supplies used in cleanrooms consist primarily of garments, gloves, swabs and wipers. Traditionally, most cleanroom suppliers have adapted existing products from other applications, e.g., medical, which may have inherent limitations. The Company intends to satisfy the needs of cleanroom operators with advanced glove products designed and manufactured specifically for cleanroom use.

Because of the inherent cleanliness and the absence of chemical accelerators, the new DuraCLEAN® with LYCRA® glove has expanded applications outside traditional cleanroom markets. Some of the fastest growing potential market-segments for Wilshire Technologies Inc. are companies whose manufacturing process (either by the wearer or the in-use environment) is impacted by the chemicals, shedding, and outgassing associated with traditional gloves. These markets include medical device manufacturers, biotechnology, pharmaceutical, telecommunications, and highly sensitive laboratories.

Products

The Company specializes in the development, manufacture and marketing of polyurethane gloves for use in any environment that requires a higher level of cleanliness, greater personal safety and unsurpassed comfort. In September 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the LYCRA® division of E.I. DuPont de Nemours and Company (“DuPont”). Under the Agreement, DuPont developed and supplied a new proprietary polyurethane material, which is used by the Company to manufacture and sell a new disposable polyurethane glove for industrial and non-industrial cleanroom applications.

In conjunction with the Agreement, the Company also entered into a Trademark License Agreement with DuPont that allows the Company to market the new polyurethane glove under the LYCRA® trademark. The Company sold previous glove products under two brand names — DuraCLEAN® and PolyDERM™, and is considering marketing future glove products under these names.

The majority of the gloves purchased worldwide for use in Class 1, 10 and 100 cleanrooms are latex, nitril or polyvinyl chloride (“PVC”) medical gloves post-processed to be cleaner than the typical hospital or surgeon’s glove. All of these gloves have several disadvantages: (1) the gloves are prone to deterioration during use, thereby generating excessive particulate contamination; (2) the gloves have many chemical additives that can be easily transferred onto the environments that they are trying to protect causing potential yield loss; and (3) the gloves can cause allergic/dermal reactions from chemical additives.

The Company believes that the new polyurethane glove will address these problems. The Company believes that the new polyurethane glove is superior to latex, nitril and PVC gloves in many ways. The new glove will have superior cleanliness, durability (that includes the ability to relaunder) and enhanced tactile feel. For DiskDrive markets, the added benefit of the electrostatic dissipative (“ESD”) properties of the Company’s glove is a great advantage. Although the new gloves will be premium priced, management believes they will be cost effective for users because the enhanced cleanliness will reduce contamination and increase yield. Also, because of excellent abrasion resistance they can be worn longer and changed less frequently than less expensive gloves. Another benefit of the gloves is they can be relaundered multiple times, which reduces the cost of the glove and helps reduce the waste stream of the customer.

Patents, Licenses and Proprietary Rights

The Company has one patent application pending in the United States Patent and Trademark Office and plans to file more patent applications this year.

The Company relies upon trade secrets, technical know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees and consultants to execute appropriate confidentiality and assignment of inventions agreements in connection with their employment or consulting relationships with the Company.

No assurance can be given that competitors will not independently develop substantially equivalent or superior proprietary materials and techniques or otherwise gain access to the Company’s proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

Technology

The Company’s current products use polymers, particularly polyurethane. Polyurethane is a versatile synthetic material, which can be produced to exhibit a wide range of characteristics. By varying the underlying molecular structure and manufacturing methods, polyurethane materials may be created with varying degrees of absorbency, moisture vapor transfer, flexibility, elasticity, structural integrity and stability.

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

Raw Materials.The polyurethane materials that the Company uses are generally available from multiple sources. The Company has not experienced difficulty in obtaining raw materials.

Quality Assurance.Under the Company’s quality assurance program, visual, dimensional and functional inspections are performed and recorded on all raw materials and finished goods based on product specifications as governed by the Device Master Record. Additionally, Statistical Process Control and other Total Quality Management methods are used in the manufacturing process.

Sales, Marketing and Distribution

The Company markets its products directly to end-users through a limited number of internal sales personnel as well as through international, national and regional distributors. During 2001, the Company sold approximately 96% of its products through its Japanese distributor.

Competition

The Company believes the cleanroom market for gloves has a large number of competitors, some of which, such as Kimberly Clark Corp, are much larger than the Company. Other competitors include Baxter International, Smith and Nephew Perry, and Ansell Edmont.

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

Employees

As of November 30, 2001, the Company employed 95 employees. 80 employees supported manufacturing and shipping for the Company’s glove factory located in Tijuana, Mexico, and the remaining employees, 4 in manufacturing and shipping, 7 in marketing and selling and 4 in administration, were affiliated with the Company’s corporate headquarters located in Carlsbad, California.

Item 2. Description of Property.

In August 1997, the Company completed a five-year Lease Agreement with Messrs. Frank Naliboff and Nathan Morton for a 25,500 square-foot office and warehouse facility in Carlsbad, California. Under the terms of the lease, the Company paid rent of $17,500 per month for the first year, beginning January 1, 1998 with annual rent increases of $500 per month in each of the following four years. The Company anticipates paying rent of $19,500 per month for fiscal year 2002. The lease expires on December 31, 2002 and can be renewed by mutual agreement of the parties.

In November 1997, the Company completed a five-year Lease Agreement with Mr. Rafael Mizrachi for a 23,500 square foot manufacturing facility and a 15,000 square foot adjacent lot in Tijuana, Mexico. Under the terms of the lease, the Company paid rent of $10,000 per month for the first year beginning January 1, 1998, with annual rent adjustments for the San Diego area Consumer Price Index. The Company anticipates paying rent of $12,400 per month for the fiscal year 2002. The lease expires on December 31, 2002 and can be renewed by mutual agreement of the parties.

In December 1998, the Company completed two sublease agreements, one with Software of the Month Club, Inc (“SOMC”), and the other with Intecon Systems, Inc. (“Intecon”) for space in the Company’s leased facility in Carlsbad, California. The SOMC sublease is for 7,170 square feet for 24 months beginning January 1, 1999, at a monthly rent of $3,872, subject to annual rent adjustments, plus utilities. On November 7, 2000, the SOMC was amended to extend the lease term through December 31, 2001. The lease expired December 31, 2001 and the Company is currently seeking a new tenant to sublease the space previously leased to SOMC. The Intecon sublease, beginning February 1, 1999, was amended on August 1, 2000 to 3,090 square feet for a lease term through June 30, 2002 at a monthly rent of $1,669, plus utilities.

For more information refer to Note 7 to the Consolidated Financial Statements.

Item 3. Legal Proceedings

Breast Implant Litigation

The Company and its predecessor Company, Wilshire Foam Products, Inc. (“Wilshire Foam”), have been named as defendants in hundreds of bodily injury lawsuits involving breast implants pending in Alabama, Arizona, California, Connecticut, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Louisiana, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Washington, and in a federal multi-district litigation (“MDL”) venued in Birmingham, Alabama. These suits seek compensatory and punitive damages under a variety of legal theories. The allegations against Wilshire Foam concern the use by some implant manufacturers of polyurethane products purportedly supplied by Wilshire Foam, which were apparently incorporated into the implants and placed in the plaintiffs’ bodies. Plaintiffs allege that they have suffered adverse effects of having polyurethane in their bodies, in addition to the alleged adverse effects of silicone and other components of the implants.

The Company believes it has several layers of protection from exposure in these cases. First, the Company and Wilshire Foam carried insurance. Second, recent developments in the MDL and in related negotiations have resulted in the probable resolution of most of the pending and possible future claims against the Company. Third, there are a great number of co-defendants, some of which are large corporations with significant resources, that may be required to contribute to any award or indemnify the Company. Fourth, the Company has asserted a number of legal defenses in the lawsuits as described below. Fifth, these claims relate to products sold prior to the acquisition of Wilshire Foam, in which product liabilities were expressly not assumed and the Company was indemnified by the shareholders of Wilshire Foam. In many, if not most of the cases, the Company believes it did not sell any product to the implant manufacturers in question or during the relevant time period. The Company has been dismissed by over 3,000 plaintiffs because it was shown that a Wilshire Foam product was not involved nor in connected with a related resolution of the case. This litigation is discussed fully in Note 7 of the notes to the consolidated financial statements, which is hereby incorporated by reference. Accordingly there is uncertainty as to the amount the Company will be expected to pay, if any, once the insurance and indemnification sources have been exhausted. At this time no accrual has been provided in the accompanying consolidated financial statements with respect to this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company solicited proxies pursuant to regulation 14A of the Securities Exchange Act (Proxy Statement dated March 23, 2001) for its Annual Meeting of Shareholders held on May 25, 2001. Two matters were submitted to the shareholders for approval. The first matter- the election of the five directors listed in the Proxy Statement — drew no opposition and such nominees were elected by the affirmative vote of 12,677,364 shares, which were the number of shares represented at the meeting. The number of shares not voted was 276,021. The second matter submitted to the shareholders was an amendment to the Wilshire Technologies, Inc. 1995 Stock Option Plan to increase the maximum amount of shares under the plan to 2,250,000. The amendment to the stock option plan was approved by the affirmative vote of 12,436,092 shares, with 241,206 shares against the motion and 276,087 shares not voted.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company’s common stock is quoted and traded on the OTC Bulletin Board (“OTCBB”) under the symbol “WILK”. On January 30, 2002, there were approximately 110 holders of record of the Company’s Common Stock and in excess of 400 beneficial holders. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

The following table sets forth by fiscal quarters the high and low daily closing sales prices quoted for one share of the Company’s Common Stock on the OTCBB for the fiscal years ended November 30, 2000 and 2001, respectively. The prices shown reflect interdealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	HIGH	LOW

FY2000
First Quarter	.688	.188
Second Quarter	.406	.188
Third Quarter	.531	.188
Fourth Quarter	.375	.094
FY2001
First Quarter	.375	.090
Second Quarter	.220	.100
Third Quarter	.360	.120
Fourth Quarter	.250	.080

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

Overview

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes that Trilon Dominion will continue to support the Company’s working capital needs as necessary through the end of fiscal year 2002. See further discussion at “going concern” below.

Accordingly, the accompanying condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. Should Trilon Dominion discontinue providing working capital support to the Company, the Company would have insufficient working capital to meet its operational needs for the foreseeable future.

In May of fiscal year 2000, the Company sold certain assets and selected liabilities of the Company’s Wilshire Contamination Control division (the “Division”) to Foamex Asia Co. Ltd. (the “Buyer”), an affiliate of Foamex International (FMX:NASDAQ) for a potential sales price of $2,500,000 or more. The sale was finalized on May 19, 2000. Substantially all of the historic revenues reported by the Company related to this division.

Payments are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the Buyer of certain products, as defined in the asset purchase agreement, subject to certain cash flow provisions.

As no proceeds were due to the Company on the date of closing, the Company recorded a receivable in the amount of $945,000, which equates to the net book value of the net assets sold. The Company has a secured interest in the net assets sold. All payments of the sales price will be applied against the receivable, under the cost recovery method, with no recognition of gain until the receivable is paid in full. The Company believes that the asset recorded is not impaired. On November 29, 2001, the Company received a payment of $258,000 from Foamex Asia Co. Ltd. in compliance with the terms of the Agreement, which was applied against the receivable.

In addition to the sale of assets, the Buyer and Seller entered into an agreement (the “Ongoing Service Agreement”) where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex’s ongoing operation of the Division’s business. The agreement commenced on May 19, 2000 and has been subsequently amended to continue until December 31, 2002. The Company anticipates receiving approximately $550,000 in consulting fees from the agreement during fiscal year 2002.

The Company believes the transaction was in its best interests due to the likelihood of increased sales over the next three years from lower manufacturing costs that could be achieved by Foamex Asia Co. Ltd. Furthermore, the sale of the Division to Foamex Asia Co. Ltd., allowed the Company to better focus its efforts on the polyurethane glove business.

Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the LYCRA® division of E. I. DuPont de Nemours and Company (“DuPont”). Under the Agreement, DuPont developed and began to supply a new proprietary polyurethane material (the “Material”) used by Wilshire to manufacture and sell a disposable polyurethane glove for industrial and non-industrial cleanroom applications.

The Agreement grants the Company an exclusive two-year license to purchase the “Material” for the manufacture of its glove for sale into the cleanroom, non-medical glove markets of North America, Asia (ex-Japan) and Japan. The Agreement allows for up to three annual extensions of the exclusivity period for the purchasing rights and for the selling rights into North America and Asia (ex-Japan) upon the Company meeting certain performance criteria. In order to maintain the exclusivity of the purchasing and selling rights beyond the initial two-year period, the Company is required to meet annual revenue thresholds of $6.9M, $16.3M and $26.5M for the 12-month periods ending June 30, 2003, 2004 and 2005, respectively. If the Company does not meet the stated minimum revenue requirement, the Company can obtain annual non-exclusive rights in these markets upon achievement of lesser annual revenue thresholds of $3.45M, $8.15M and $13.25M for the 12-month periods ending June 30, 2003, 2004 and 2005, respectively. There can be no assurance that the

Company will achieve these revenue levels to satisfy the minimum revenue requirements to extend its rights to use DuPont’s Material, on an exclusive or non-exclusive basis, for periods beyond the initial two-year period.

Under the Agreement, the Company is required to purchase all its polyurethane requirements from DuPont through the end of 2005, if the extensions are exercised. In conjunction with the Agreement, the Company also entered into a Trademark License Agreement with Dupont that allows the Company to market the new polyurethane glove under the LYCRA® trademark.

As partial consideration, in fiscal year 2000, the Company granted a stock option to DuPont to purchase up to 2,000,000 shares of its common stock at an exercise price of $.50 a share. This option was cancelled effective December 17, 2001 at which time the Company granted DuPont a different option with an exercise price of $1 million.

Upon exercise of the new option, DuPont would receive 10% of the proceeds (as defined in the option) from (i) any voluntary or involuntary liquidation, dissolution or winding up of the Company (ii) the sale of substantially all of the Company’s assets by the Company or (iii) the acquisition of the Company by another entity, not affiliated with Trilon Dominion, by means of a merger or other form of corporate reorganization in which the outstanding shares of the Company are exchanged for securities or other consideration issued by or on behalf of the acquiring corporation (collectively a “Liquidation”).

In the event of a Liquidation before December 31, 2004, the option becomes exercisable on the day the Liquidation occurs. If there has been no Liquidation before December 31, 2004, the option becomes exercisable on December 30, 2004 and, if not exercised, expires at the close of business on that day. The Company, may in its sole discretion, extend the December 31, 2004 date on at least 15 calendar days prior written notice to DuPont.

During the first half of fiscal year 2001, the Company finalized a commercial version of DuraCLEAN® with Lycra® glove. The Company began a controlled production ramp as it focused on process and yield improvement programs.

The process and yield improvement programs were completed in the last half of the fiscal year, along with the completion of extensive tests for cleanliness, durability, strength and comfort.

In October 2001, the Company finished a retrofit of its glove dipping line to maximize production capacity for the new glove.

The Company initially targeted its glove sales to the Japanese semiconductor and diskdrive industries and introduced the glove for evaluations at key customer sites. In the second half of 2001, the Company introduced the new glove into the US Medical Device market.

The development cycle of the Company’s new glove continued through fiscal year 2001, thus limiting the sales of the glove to approximately $205,000 for the year. The Company accelerated the market introduction into both the Japanese and domestic markets during the fourth quarter of fiscal 2001, and has received orders aggregating $100,000 for its glove.

The sale of the Company’s Wilshire Contamination Control Division along with the extensive development cycle of the new glove has continued to impact the Company’s ability to generate cash. The Company further anticipates that substantial negative cash flows will continue through fiscal year 2002 as the Company focuses on ramping up sales of its new polyurethane glove.

As of November 30, 2001, the Company used its current credit facilities and has projected its cash flow needs to be approximately $9 Million for the year ending November 2002.

Consequently, in order to raise funds to support its working capital needs for fiscal 2002, the Company signed a Stock Option Agreement with Trilon Dominion Partners, L.L.C. (“Trilon”).

Under the Trilon agreement, on December 17, 2001 the Company has issued to Trilon (the Company’s largest shareholder owning over 73% of the Company’s outstanding shares), 8,011,039 shares of the Company’s unissued authorized stock in cancellation of $1,279,000 of indebtedness and interest. The option agreement further reserves an initial 16,445,900 shares of stock (subject to further adjustments) at a price of $.14 per share, for further sale to Trilon. The Agreement contains certain covenants regarding corporate events which restrict the Company, without the prior written consent of Trilon, from (a) issuing any shares of its Preferred Stock, (b) issuing any shares of its Common Stock except pursuant to warrants or options outstanding on the date hereof, (c) paying any dividend payable in stock (of any class or classes) or in any obligations or stock convertible into or exchangeable for shares of Common Stock, upon its Common Stock or make any distribution (other than ordinary cash dividends) to holders of its Common Stock, (d) granting to holders of its Common Stock generally any rights or option, (e) effecting any capital reorganization or reclassification of capital stock of the Company, (f) consolidating with, or merging into, any other corporation or to transfer its property as an entirety or substantially as an entirety, or (g) effecting the liquidation, dissolution or winding up of the Company. These covenants remain in effect until the option and the additional option have been exercised or expired. In connection with any consent of Trilon to the foregoing, Trilon may require adjustments to the exercise price in order to protect its purchase rights with respect to the option. Trilon may exercise the option at any time before 2003.

Trilon Dominion, has advised the Company that it will continue to support the Company as necessary through the end of fiscal year 2002 through the exercise of options under this agreement, however no assurance of their support can be given. (See discussion on Going Concern, and Note 2 and see Note 12 of Notes to the Consolidated Financial Statements).

Results of Operations

Net Sales

The Company markets its products directly to end-users through a limited number of internal sales personnel as well as through international, national and regional distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net sales decreased by $1,106,000 (84.4%) to $205,000 for the fiscal year of 2001 as compared to sales of $1,311,000 for 2000. The decrease in sales for the year was due to the sale of the Wilshire Contamination Control Division to Foamex Asia Co. Ltd. on May 19, 2000. Given that substantially all of the historic revenues reported by the Company related to this division, sales ceased at that time while the Company focused on development of a new polyurethane glove made with proprietary material supplied by DuPont.

Development of the new glove continued through fiscal 2001, as the Company focused upon process and yield improvement programs and introduced the glove into selected targeted customer accounts.

Gross Margin

For 2001, the Company recorded a negative gross margin of $2,600,000 as compared to a negative gross margin of $1,699,000 for 2000. The losses for each of the years presented were primarily attributable to high-unabsorbed operating costs of its glove manufacturing plant as the Company focused upon the development of a new polyurethane glove made with proprietary material supplied by Dupont.

Marketing and Selling Expenses

Marketing and selling expenses increased by $165,000 (30.3%) to $710,000 for fiscal 2001 from $545,000 for the comparable period of 2000. The 2001 increase, as compared to 2000, was primarily attributable to an increase in headcount as well as an increase in marketing, tradeshow and travel expenses associated with the introduction of the new glove to customers.

General and Administrative Expenses

General and administrative expenses include costs related to the Company’s administrative costs such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities.

General and administrative expenses decreased slightly by $17,000 (1.1%) to $1,583,000 for fiscal year 2001 from $1,600,000 in 2000. The decrease in expense was due to reductions in professional services associated with the Company’s glove manufacturing plant, decreases in executive headcount and the sharing of certain expenses under the Ongoing Service Agreement with Foamex Asia Co. Ltd.

Research and Development

Research and development expenses increased by $22,000 (169.2%) to $35,000 for 2001 from $13,000 in 2000. The increase was primarily due to increased research and development project expenses for the new glove.

Other Income

Other income increased by $238,000 (176.3%) to $373,000 in the fiscal year 2001 as compared to $135,000 of income for 2000. The increase in other income is due to an increase of consulting income from the Ongoing Service Agreement with Foamex Asia, which was entered into on May 19, 2000.

The Company recorded royalty expense of $37,000 to DuPont in fiscal 2001 related to sales of its new glove as stipulated by the Product Development, Purchase and License Agreement (the “Agreement”) with the LYCRA® division of E. I. DuPont de Nemours and Company (“DuPont “).

In the fourth quarter of fiscal 2001, the Company recorded a reserve totaling $24,000 for obsolete assets.

Interest Expense, Net

The Company reported higher interest expense in 2001 versus 2000 due to an increase in debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (See Note 5).

Income Taxes

For the years ended November 30, 2001 and 2000, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the financial statements for 2000 and 2001.

Going Concern

The Company’s consolidated financial statements included elsewhere herein have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $23,711,000; shareholders’ deficit of $20,351,000 as of November 30, 2001, has suffered substantial recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on the Company’s ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurance that the Company will be able to raise additional capital in the future.

The Company anticipates continuing substantial negative cash flow from operating and investing activities through the next twelve months. The Company has projected its cash flow needs to be approximately $9 million for fiscal 2002. Trilon Dominion, the Company’s largest shareholder with over 73% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through the next twelve months to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to fund working capital and investment activities, (b) to obtain additional outside financing and (c) ultimately sustain profitability. Management’s recent actions in regard to these matters are as follows:

1) During fiscal 2000, the Company sold selected assets and liabilities totaling $945,000 related to the Company’s Wilshire Contamination Control to Foamex Asia Co. LTD. (the “Buyer”), an affiliate of Foamex International (FMX: NASDAQ) for a potential sales price up to $2,500,000. (See Note 4). Payments of the sale price are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the Buyer of certain products. Foamex International is an international developer, manufacturer and supplier of high-quality foam, including key materials utilized in contamination control environments. Foamex Asia Co. Ltd., located in Singapore and in Thailand, is currently a major supplier of specialty foam products to the Asian market.

As part of the sale agreement, Foamex Asia Co. Ltd. agreed to invest $1,000,000 of capital in equipment and machinery which, the Company believes, will lead to lower manufacturing costs of the Buyer over the term of the agreement. The Company further believes the transaction was in its best interests as the likelihood of increased sales due to the lower manufacturing costs may provide not only a return of the initial investment of $945,000, but additional payments from the Buyer up to a total of $2,500,000.

In accordance with the terms of the sale agreement, a payment in the amount of $258,000 was received from Foamex Asia Co. Ltd., on November 29, 2001 and applied against the receivable.

In addition to receiving the November 29, 2001 payment, Foamex Asia Co. Ltd., confirmed an additional unpaid deferred payment balance of over $400,000, which is included in the receivable due from sale of division balance. Under the terms of the Agreement, this deferred payment is to be paid in full by November 30, 2002.

2) In addition to the sale of assets to Foamex Asia Co. Ltd., the Company entered into an agreement with Foamex to provide, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex’s ongoing operation of the Division’s business. The agreement, which commenced on May 19, 2000, has been amended to extend through December 31, 2002 and will provide additional funds to offset operating expenses of approximately $550,000 for fiscal year 2002.

3) In September 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the LYCRA® division of E. I. DuPont de Nemours and Company (“DuPont “). Under the Agreement, DuPont developed and began to supply a new proprietary polyurethane material, which is used by Wilshire to manufacture and sell a disposable polyurethane glove for industrial and non-industrial cleanroom applications.

The Company began production of the new gloves in the second quarter of 2001 and believes that the new, improved DuraCLEAN® gloves using LYCRA® eglantine fiber will offer the market a glove with improved cleanliness, durability and comfort. The glove will also have excellent ESD properties. The glove has the distinct advantage of being able to be used as a one time disposable product or, because of it’s durability, can be relaundered and used multiple times. The relaunderability benefit is a significant factor as it allows for a reduction in the cost of the glove and a large reduction in the waste stream of the customer, which is a growing concern in the market.

Although the new gloves will be premium priced, management believes they will be cost effective for users because the enhanced cleanliness will reduce contamination and increase yield. Also, because of excellent abrasion resistance they can be worn longer and changed less frequently than less expensive gloves.

Because of the inherent cleanliness and the absence of chemical accelerators, the new DuraCLEAN® with LYCRA® glove has expanded applications outside traditional cleanroom markets. Some of the fastest growing market-segments for Wilshire Technologies Inc. are medical device manufacturing, telecommunications, biotechnology and highly sensitive laboratories. The ability to re-launder and re-use the DuraCLEAN® glove has appeal in waste sensitive markets in Japan.

The Glove will be marketed under the trademark DuraCLEAN® with LYCRA®. DuPont will be active with the Company in the marketing of the product. The Company will distribute the product through a variety of channels both in the US and overseas.

The Company believes that with the potential of a return of $2.5 million on the sale of its contamination control division to Foamex Asia Co., Ltd., with the cost-sharing agreements in place to lower operating costs, and with the sales of its new glove, the Company will position itself to begin generating sufficient cash flow to fund working capital and investment activities by early 2003. If the Company does attain its sales goals, it believes that it will be able to raise additional capital, as needed in the future. There can be no assurances, however, that the Company will be successful in any of the above mentioned actions or plans on a timely basis, or at all.

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

During 2000 and 2001, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $ 3,773,000 for 2001 versus net cash used in operating activities of $2,473,000 for 2000. The increase in the cash used in operating activities was primarily due to the sale of the Company’s Wilshire Contamination Control division to Foamex Asia, Co. Ltd. in May 2000, which resulted in an substantial reduction in cash generated from operations.

Net cash used in investing activities was $282,000 for 2001, versus net cash used in investing activities of $94,000 for 2000. The higher investing activities for fiscal 2001 were related to upgrades to the glove production equipment related to the manufacture of the new glove totaling $539,000 offset by a payment on the receivable due on sale of division of $258,000.

Net cash provided by financing activities was $3,956,000 for 2001 versus $2,813,000, for 2000. The debt financing in both years was obtained from Trilon Dominion Partners, LLC. The Company’s need for financing increased in 2001 due to the sale of the Company’s Wilshire Contamination Control division.

On March 31, 1998, the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the “Amended Agreement”) secured by the Company’s assets.

The Agreement has been extended by a number of amendments to January 31, 2003. Through fiscal 1999, the Company issued $11,935,000 of demand notes bearing interest at rates of 11.5% and prime plus 3%.

In fiscal 2000, the Company issued demand notes totaling $2,813,000 under the line of credit agreement. The notes issued in fiscal 2000 bear interest at a rate of prime plus 3% (13.0% at November 30, 2000).

In fiscal 2001, the Company issued additional demand notes totaling $3,956,000 at a rate of prime plus 3% (8.0% at November 30, 2001). All of the notes are due on demand.

As of February 15, 2002, the Company has used its current credit facilities and anticipates continuing negative cash flow from operating and investing activities through fiscal 2002. The Company has projected its cash flow needs to be approximately $9 Million for the year ending November 2002. Trilon Dominion, the Company’s largest shareholder with over 73% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through fiscal year 2002 to the extent of such budgeted cash flow requirements. However, given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. If such commitment is not met, it is likely that the Company will not have the necessary resources to fund its operations for the next 12 months.

Risk Factors

The Company’s business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, the Company may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. The Company may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy, in general, is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact the Company’s results of operations, impair its ability to raise capital or otherwise adversely affect its ability to grow the business.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, which eliminates the pooling method of accounting for intangible assets and goodwill acquired in a business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have material impact on its financial position or results of operations.

In July 2001, The FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS 142 will have a material impact on the Company’s financial position and results of operations.

In August 2001, FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard is effective for the Company’s financial statements beginning December 1, 2002. The Company is currently evaluating the impact, if any, the implementation of this Statement will have on the Company’s financial position and results of operations.

Item 7. Financial Statements.

Index to Consolidated Financial Statements

Years ended November 30, 2001 and 2000

Report of Independent Certified Public Accountants

To the Board of Directors of
Wilshire Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Wilshire Technologies, Inc. as of November 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Technologies, Inc. as of November 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency of $23,711,000 and shareholders’ deficit of $20,351,000 as of November 30, 2001, has suffered recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. Continuation of the Company is dependent on the Company’s ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
BDO SEIDMAN, LLP

Costa Mesa, California
January 11, 2002

Wilshire Technologies, Inc.
Consolidated Balance Sheets

	November 30,	November 30,
	2001	2000

Assets
Current assets:
Cash	$314,000	$413,000
Accounts receivable trade, less allowance for doubtful accounts of $375 at November 30, 2001 and $2,000 at November 30, 2000, respectively	46,000	1,000
Inventories	38,000	—
Other current assets	320,000	244,000

Total current assets	718,000	658,000
Property and equipment, net	2,644,000	2,781,000
Patents and trademarks, net	29,000	26,000
Receivable due from sale of division	687,000	945,000

	$4,078,000	$4,410,000

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$171,000	$73,000
Accrued expenses	390,000	226,000
Interest payable	5,164,000	3,301,000
Demand notes – related party	18,704,000	14,748,000

Total current liabilities	24,429,000	18,348,000
Commitments and contingencies
Shareholders’ deficit
Preferred stock, no par value, 2,000,000 shares authorized and none issued or outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 12,953,385 shares issued and outstanding	25,912,000	25,912,000
Common stock warrants and options	495,000	495,000
Accumulated deficit	(46,758,000)	(40,345,000)

Total shareholders’ deficit	(20,351,000)	(13,938,000)

	$4,078,000	$4,410,000

See report of independent certified public accountants and accompanying notes.

Wilshire Technologies, Inc.
Consolidated Statements of Operations

	Years ended November 30,

	2001	2000

Net sales	$205,000	$1,311,000
Cost of sales	2,805,000	3,010,000

Gross loss	(2,600,000)	(1,699,000)

Operating expenses:
Marketing and selling	710,000	545,000
General and administrative	1,583,000	1,600,000
Research and development	35,000	13,000

Total operating expenses	2,328,000	2,158,000

Loss from operations	(4,928,000)	(3,857,000)
Other income	373,000	135,000
Loss on sale of assets	—	(314,000)
Interest expense, net	(1,857,000)	(1,541,000)

Loss before provision for income taxes	(6,412,000)	(5,577,000)
Provision for income taxes	1,000	1,000

Net loss	$(6,413,000)	$(5,578,000)

Weighted average shares outstanding	12,953,000	12,953,000

Basic and diluted loss per share	$(0.50)	$(0.43)

See report of independent certified public accountants and accompanying notes.

Wilshire Technologies, Inc.
Consolidated Statements of Cash Flows

	Years ended November 30,

	2001	2000

Operating activities
Net loss	$(6,413,000)	$(5,578,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	649,000	694,000
Warrants and options issued to suppliers	—	106,000
Warrants issued to majority shareholder	—	2,000
Provision for loss on accounts receivable	(2,000)	—
Provision for loss on inventory obsolescence	(85,000)	(33,000)
Loss from sale of assets to Foamex	—	314,000
Loss from write-off of assets	24,000	—
Net change in operating assets and liabilities, net of impact of sale of division
(Increase) decrease in accounts receivable	(43,000)	304,000
Decrease in inventories	47,000	466,000
(Increase) decrease in other current assets	(75,000)	229,000
(Decrease) increase in accounts payable and accrued expenses	262,000	(520,000)
Increase in interest payable	1,863,000	1,543,000

Net cash used in operating activities	(3,773,000)	(2,473,000)

Investing activities
Purchase of equipment	(534,000)	(94,000)
Decrease in note receivable	258,000	—
Increase (decrease) in other assets	(6,000)	—

Net cash used in investing activities	(282,000)	(94,000)

Financing activities
Proceeds from demand notes	3,956,000	2,813,000

Net cash provided by financing activities	3,956,000	2,813,000

Net increase (decrease) in cash	(99,000)	246,000
Cash — beginning of period	413,000	167,000

Cash — end of period	$314,000	$413,000

See report of independent certified public accountants and accompanying notes.

Wilshire Technologies, Inc.
Consolidated Statements of Shareholders’ Deficit
Years Ended November 30, 2001 and 2000

			Compensation Effect of
	Common Stock		Common Stock
			warrants and options	Accumulated
	Shares	Amount	Amount	Deficit	Total

Balances — November 30, 1999	12,953,385	$25,912,000	$387,000	$(34,767,000)	$(8,468,000)
Issuance of Warrants	—	—	108,000	—	108,000
Net loss	—	—	—	(5,578,000)	(5,578,000)

Balances — November 30, 2000	12,953,385	25,912,000	495,000	(40,345,000)	(13,938,000)
Net loss	—	—	—	(6,413,000)	(6,413,000)

Balances — November 30, 2001	12,953,385	$25,912,000	$495,000	$(46,758,000)	$(20,351,000)

See report of independent certified public accountants and accompanying notes.

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization

Wilshire Technologies, Inc. (the “Company”) operates in one business segment, which is to develop, manufacture and market engineered polymer products for industrial and non-industrial cleanroom use. The Company has historically developed, manufactured and marketed engineered polymer products for industrial cleanroom use. In 1996, the Company divested its Medical Products and Transdermal Products divisions and focused primarily on products used in industrial cleanrooms, such as gloves and contamination control products. From 1996 through 2000, substantially all of the Company’s reported historic revenues have been related to sales of its contamination control products. On May 19, 2000, the Company completed the sale of certain assets and selected liabilities of the Company’s Wilshire Contamination Control division (the “division”) to Foamex Asia Co. LTD. (See Note 4 to Consolidated Financial Statements). During the third quarter of fiscal 2000, sales of the Company’s polyurethane glove were ceased and the Company focused upon securing a strategic partner for the new product development. Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the LYCRA® division of E. I. DuPont de Nemours and Company (“DuPont “). Under the Agreement, DuPont developed and supplied a new proprietary polyurethane material, which is used by Wilshire to manufacture and sell a disposable polyurethane glove for industrial and non-industrial cleanroom applications. The Company, based in Carlsbad, California manufactures its products at the Tijuana, Mexico facility of its wholly owned subsidiary, Wilshire International de Mexico S.A. de C.V.

Basis of Presentation

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes, but can provide no assurances, that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 2002. (See Note 2)

The consolidated financial statements include the accounts of the Company and it’s wholly owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The actual results could materially differ from those estimates.

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

Property and Equipment

Property and equipment are stated at cost and are being depreciated on a straight-line basis over their estimated useful lives, which range from three to ten years. Property and equipment under capital leases are amortized over the life of the asset or the term of the lease, whichever is shorter.

Intangible Assets

The goodwill on the books of the Company was related to the Company’s former Contamination Control Division. Accordingly, all remaining goodwill was written off the books of the Company in May 2000, in conjunction with the sale of the Contamination Control Division to Foamex Asia Co. Ltd.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The carrying amounts of these instruments generally approximate their fair values as of November 30, 2001. The fair value of the notes issued under the related party credit agreement with Trilon Dominion cannot be calculated, as, due to their nature, there are no market comparisons available. See Note 5.

Long-Lived Assets

The Company has adopted the provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset and supplemented by industry knowledge. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Concentration of Credit Risk

Sales to an international distributor accounted for 96% and 9% of total sales during 2001 and 2000, respectively, as the Company initially targeted its glove sales to the Japanese semiconductor and diskdrive industries. In fiscal 2002, the Company plans to expand its customer base across different industries and geographic locations. The Company reviews a potential customer’s credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information and such estimates of losses have been within management expectations. Management does not believe significant credit risks exist.

Loss Per Share

Net loss per common share in fiscal 2001 and 2000 was computed using the weighted average number of common shares outstanding during the period which excludes all common equivalent shares (options and warrants to purchase common stock totaling 9,841,199) since they are antidilutive.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“APB 25”), in accounting for its employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options is not less than the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

The Company applies the provisions of SFAS 123 in accounting for its stock-based compensation paid to non-employees. Accordingly, the fair value of common stock options and warrants issued to non-employees is estimated at the grant date using the Black-Scholes option pricing model, and that estimated value is expensed as the services are provided.

Comprehensive Income (Loss)

Effective December 1, 1998, the Company adopted SFAS 130, “Reporting Comprehensive Income”. SFAS 130 established new rules for the reporting and display of comprehensive income (loss) and its components. The Company’s comprehensive loss is the same as its net loss for all periods presented.

Segment Information

Effective December 1, 1998, the Company adopted SFAS 131,“Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires disclosure of selected information about operating segments to stockholders. The statement also establishes standards for related disclosures about products and services, geographic areas and customer concentration. Under SFAS 131, operating segments are determined consistent with the way that management organizes and evaluates financial information internally for making operating decisions and assessing performance. The Company believes it operates in one business and operating segment, which is to develop, manufacture and market engineered polymer products for industrial and non-industrial cleanroom use.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, which eliminates the pooling method of accounting for intangible assets and goodwill acquired in a business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have material impact on its financial position or results of operations.

In July 2001, The FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS 142 will have a material impact on the Company’s financial position and results of operations.

In August 2001, FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard is effective for the Company’s financial statements beginning December 1, 2002. The Company is currently evaluating the impact, if any, the implementation of this Statement will have on the Company’s financial position and results of operations.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $23,711,000; shareholders’ deficit of $20,351,000 as of November 30, 2001, has suffered substantial recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on the Company’s ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The consolidated financial statements do not

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurance that the Company will be able to raise additional capital in the future.

The Company anticipates continuing substantial negative cash flow from operating and investing activities through the next twelve months. The Company has projected its cash flow needs to be approximately $9 million for fiscal 2002. Trilon Dominion, the Company’s largest shareholder with over 73% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through the next twelve months to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to fund working capital and investment activities, (b) to obtain additional outside financing and (c) ultimately sustain profitability. Management’s recent actions in regard to these matters are as follows:

1) During fiscal 2000, the Company sold selected assets and liabilities totaling $945,000 related to the Company’s Wilshire Contamination Control to Foamex Asia Co. LTD. (the “Buyer”), an affiliate of Foamex International (FMX: NASDAQ) for a potential sales price up to $2,500,000. (See Note 4). Payments of the sale price are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the Buyer of certain products. Foamex International is an international developer, manufacturer and supplier of high-quality foam, including key materials utilized in contamination control environments. Foamex Asia Co. Ltd., located in Singapore and in Thailand, is currently a major supplier of specialty foam products to the Asian market.

As part of the sale agreement, Foamex Asia Co. Ltd. agreed to invest $1,000,000 of capital in equipment and machinery which, the Company believes, will lead to lower manufacturing costs of the Buyer over the term of the agreement. The Company further believes the transaction was in its best interests as the likelihood of increased sales due to the lower manufacturing costs may provide not only a return of the initial investment of $945,000, but additional payments from the Buyer up to a total of $2,500,000.

In accordance with the terms of the sale agreement, a payment in the amount of $258,000 was received from Foamex Asia Co. Ltd., on November 29, 2001 and applied against the receivable.

In addition to receiving the payment on November 29, 2001, Foamex Asia Co. Ltd., confirmed an additional unpaid deferred payment balance of over $400,000 which is included in the receivable due on sale of division balance. Under the terms of the Agreement, this deferred payment is to be paid in full by November 30, 2002.

2) In addition to the sale of assets to Foamex Asia Co. Ltd., the Company entered into an agreement with Foamex to provide, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex’s ongoing operation of the Division’s business. The agreement, which commenced on May 19, 2000, has been amended to extend through December 31, 2002 and will provide additional funds to offset operating expenses of approximately $550,000 for fiscal year 2002.

3) In September 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the LYCRA® division of E. I. DuPont de Nemours and Company (“DuPont “). Under the Agreement, DuPont developed and began to supply a new proprietary polyurethane material (the “Material”), which is used by Wilshire to manufacture and sell a disposable polyurethane glove for industrial and non-industrial cleanroom applications.

The Agreement grants the Company an exclusive two-year license to manufacture and sell gloves using the new polyurethane material into the cleanroom, non-medical glove markets of North America, Asia (ex-Japan) and Japan. The Agreement allows for up to three annual extensions of the exclusivity period for the

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

purchasing rights and for the selling rights into North America and Asia (ex-Japan) upon the Company meeting certain performance criteria. In order to maintain the exclusivity of the purchasing and selling rights beyond the initial two-year period, the Company is required to meet annual revenue thresholds of $6.9M, $16.3M and $26.5M for the 12-month periods ending June 30, 2003, 2004 and 2005, respectively. If the Company does not meet the stated minimum revenue requirement, the Company can obtain annual non-exclusive rights in these markets upon achievement of lesser annual revenue thresholds of $3.45M, $8.15M and $13.25M for the 12-month periods ending June 30, 2003, 2004 and 2005, respectively. There can be no assurance that the Company will achieve these revenue levels to satisfy the minimum revenue requirements to extend its rights to use DuPont’s Material, on an exclusive or non-exclusive basis, for periods beyond the initial two-year period.

The Company began production of the new gloves in the second quarter of 2001 and believes that the new, improved DuraCLEAN® gloves using LYCRA® eglantine fiber will offer the market a glove with improved cleanliness, durability and comfort. The glove will also have excellent ESD properties. The glove has the distinct advantage of being able to be used as a one time disposable product or, because of it’s durability, can be relaundered and used multiple times. The relaunderability benefit is a significant factor as it allows for a reduction in the cost of the glove and a large reduction in the waste stream of the customer, which is a growing concern in the market.

Although the new gloves will be premium priced, management believes they will be cost effective for cleanroom users because the enhanced cleanliness will reduce contamination and increase yield. Also, because of excellent abrasion resistance they can be worn longer and changed less frequently than less expensive gloves.

Because of the inherent cleanliness and the absence of chemical accelerators, the new DuraCLEAN® with LYCRA® glove has expanded applications outside traditional cleanroom markets. Some of the fastest growing market-segments for Wilshire Technologies, Inc. are medical device manufacturing, telecommunications, biotechnology and highly sensitive laboratories. The ability to re-launder and re-use the DuraCLEAN® glove has appeal in waste sensitive markets in Japan.

The Glove will be marketed under the trademark DuraCLEAN® with LYCRA®. DuPont will be active with the Company in the marketing of the product. The Company will distribute the product through a variety of channels both in the US and overseas.

The Company believes that with the potential of a return of $2.5 million on the sale of its contamination control division to Foamex Asia Co., Ltd., with the cost-sharing agreements in place to lower operating costs, and with the sales of its new glove, the Company will position itself to begin generating sufficient cash flow to fund working capital and investment activities in 2003. If the Company does attain its sales goals, management believes that it will be able to raise additional capital, as needed in the future. There can be no assurances, however, that the Company will be successful in any of the above mentioned actions or plans on a timely basis, or at all.

3. Financial Statement Information

Inventories consist of the following:

	November 30,

	2001	2000

Raw materials	$40,000	$113,000
Finished goods	30,000	5,000
Inventory reserve	(32,000)	(118,000)

	$38,000	$—

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

Property and equipment consist of the following:

	November 30,

	2001	2000

Machinery and equipment	$4,303,000	$4,202,000
Furniture and office equipment	512,000	469,000
Leasehold improvements	222,000	197,000
Construction in progress	329,000	13,000

	5,366,000	4,881,000
Less accumulated depreciation and amortization	(2,722,000)	(2,100,000)

	$2,644,000	$2,781,000

As of November 30, 2001, the Company had committed to purchase approximately $238,000 of services and materials for construction in progress.

4. Sale of Wilshire Contamination Control Division

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

As no proceeds were due to the Company on the date of closing, the Company recorded a receivable, in the amount of $945,000, which equated to the net book value of the net assets sold. The Company has a secured interest in the net assets sold. All payments of the sales price will be applied against the receivable, under the cost recovery method, with no recognition of gain until the receivable is paid in full. The Company believes that the asset recorded is not impaired.

In accordance with the terms of the sale agreement, a payment in the amount of $258,000 was received from Foamex Asia Co. Ltd., on November 29, 2001 and applied against the receivable, reducing the balance of the receivable to $687,000 as of November 30, 2001.

In addition to the sale of assets, the Buyer and Seller entered into an agreement where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex’s ongoing operation of the Division’s business. The agreement commenced on May 19, 2000 and has been amended to continue until December 31, 2002.

In addition to making the November 29, 2001 payment, Foamex Asia confirmed an additional unpaid deferred payment balance of over $400,000 which is included in the receivable due from sale of division balance. Under the terms of the Agreement, the deferred payment balance is to be paid in full by November 30, 2002. The Buyer has made all other payments as required by the sale agreement on a timely basis, and has represented both verbally and in writing to the Company that it has the financial ability to meet its payment obligations. Management has not received any financial information with which to evaluate the Buyer’s ability to pay the receivable, as the Buyer is not obligated to provide the financial statements. As such, while uncertainty exists as to the collectibility of the receivable, management has no reason to believe that the receivable will not be collected on a timely basis.

5. Demand Notes

On March 31, 1998, the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the “Amended Agreement”), secured by the Company’s assets.

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

The Agreement term has been extended by a number of amendments to January 31, 2003. Through fiscal 1999, the Company issued $11,935,000 of demand notes bearing interest at rates of 11.5% and prime plus 3%, respectively.

In fiscal 2000, the Company issued demand notes totaling $2,813,000 under the line of credit agreement. The notes issued in fiscal 2000 bear interest at a rate of prime plus 3%.

In fiscal 2001, the Company issued additional demand notes totaling $3,956,000 at a rate of prime plus 3% (8.0% at November 30, 2001). All of the notes are due on demand.

The Company has used its current credit facilities and anticipates continuing negative cash flow from operating and investing activities through fiscal 2002. The Company has projected its cash flow needs to be approximately $9 Million for the year ending November 2002. Trilon Dominion has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through fiscal year 2002 to the extent of such budgeted cash flow requirements. However, given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs.

6. Income Taxes

At November 30, 2001, the Company had federal net operating loss carryforwards of approximately $43,767,000, which will begin to expire in 2006 unless previously utilized. In addition, the Company had California net operating loss carryforwards of approximately $11,191,000, which began to expire in 2001. The Company also has federal tax credit carryforwards of approximately $83,000, which will begin to expire in 2009, unless previously utilized.

As a result of ownership changes that occurred in February, 1993 from a private placement of common stock and in January 1996 from the exchange of common stock for the outstanding debt and accrued interest, a portion of the Company’s federal net operating loss carryforwards are subject to an annual limitation regarding utilization against taxable income in future periods. The Company estimates that approximately $6,800,000 of its federal net operating loss carry forward will be unavailable for future tax benefit. Accordingly, the federal tax net operating loss carry forward has been reduced for the purposes of calculating the deferred tax asset.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Due to the uncertainty surrounding future realization of favorable tax attributes, a valuation allowance was recorded against deferred tax assets. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	Years Ended November 30

	2001	2000

Deferred tax assets:
Warrants	$110,000	$110,000
Accrued liabilities	24,000	31,000
Inventory reserves	13,000	47,000
Other	223,000	212,000
Net operating loss carryforwards	13,558,000	12,123,000

Total deferred assets	13,928,000	12,523,000
Valuation allowance for deferred assets	(13,508,000)	(12,286,000)

Net deferred tax assets	420,000	237,000
Deferred tax liabilities:
Depreciation and amortization	(420,000)	(237,000)

Net deferred tax asset (liability)	$—	$—

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies

Breast Implant Litigation

The Company and its predecessor Company, Wilshire Foam, have been named as defendants in thousands of bodily injury lawsuits involving breast implants pending in Alabama, Arizona, California, Colorado, Connecticut, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Kansas, Louisiana, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah and Washington, and in a federal multi-district litigation (“MDL”) venued in Birmingham, Alabama. These suits seek compensatory and punitive damages under a variety of legal theories. The allegations against Wilshire Foam concern the use by some implant manufacturers of polyurethane products purportedly supplied by Wilshire Foam which were apparently incorporated into the implants and placed in the plaintiffs’ bodies. Plaintiffs allege that they have suffered adverse effects of having polyurethane in their bodies, in addition to the alleged adverse effects of silicone and other components of the implants.

The Company believes it has several layers of protection from exposure in these cases. First, as described in greater detail below, the Company and Wilshire Foam carried insurance. Second, also discussed below, recent developments in the MDL and in related negotiations have resulted in the probable resolution of most of the pending and possible future claims against the Company. Third, there are a great number of co-defendants, some of which are large corporations with significant resources, that may be required to contribute to any award or indemnify the Company. Fourth, the Company has asserted a number of legal defenses in the lawsuits as described below. Fifth, these claims relate to products sold prior to the acquisition of Wilshire Foam, in which product liabilities were expressly not assumed and the Company was indemnified by the shareholders of Wilshire Foam. In many, if not most of the cases, the Company believes it did not sell any product to the implant manufacturers in question during the relevant time period. The Company has been dismissed by over 3,000 plaintiffs because it was shown that a Wilshire Foam product was not involved nor connected to a related resolution of the case. Furthermore, the Company has not been served with any suit papers in the last two years, and was served only two new cases in the two years prior to that.

Management believes the Company is adequately covered by insurance for these suits under one or more commercial general liability (“CGL”) and excess liability insurance policies. Between 1974 and 1980, Fireman’s Fund Insurance Company provided the CGL coverage; from 1980 through 1987, affiliates of the Chubb Group provided both CGL and excess coverage. The CGL policies for 1987-1992 were underwritten by Allstate Insurance Company affiliates; excess coverage for those years has been provided by Fireman’s Fund. While Wilshire Foam’s greatest number of relevant sales appear to have taken place during the early to mid-1980’s, there appears to be over $100 million in combined potential insurance coverage for the Company and/or Wilshire Foam during and after that time period. To date, all of the claims have been tendered to the insurance carriers, who have accepted defense of the litigation, subject to customary reservations of rights. No assurance can be given that any future lawsuits will be accepted by carriers. The cost of defense of the suits is generally not applied toward the policy limits. The Company and its insurers are exploring additional excess coverage, which appears to have been in place during the 1970’s until 1980.

Many of the lawsuits have been dormant for several years, and therefore all of the facts and circumstances surrounding the various allegations have yet to be determined. Consequently, it is difficult to predict the ultimate outcome and extent of the Company’s involvement. Nevertheless, the Company presently believes that numerous legal defenses to potential liability exist, including, but not limited to, the absence of causation, lack of identification, fault of others, absence of defect, superseding cause, the component manufacturer defense, statutes of limitations, the absence of successor liability, learned intermediary, contribution and indemnity, and has in fact included these defenses in its answers to the lawsuits. As with any litigation, there is a risk of adverse judgments against the Company. The Company is actively cooperating with its insurers and counsel in the defense of these lawsuits.

Previously, a number of defendants, including the Company, entered into a global settlement agreement (“Global Settlement”) in the MDL. Under the terms of the Global Settlement, the Company would be required

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

to contribute $8 million to the global settlement fund, which the Company’s insurers have agreed to pay. The judge presiding over the MDL approved the Global Settlement and found it to be fair; however, in September of 1995 that judge announced that the Global Settlement is under funded, in part due to an unexpected number of registrants and other reasons. The Company understands that efforts to resurrect or replace the Global Settlement are ongoing but that the Global Settlement may not become effective. The Company is expected to be a released party in the current draft of the replacement for the Global Settlement without any additional funding requirements from the Company or its insurers.

Separately, the Company has reached agreement with Medical Engineering Corporation and Bristol-Myers Squibb (“MEC”), whereby, in essence, MEC has agreed to indemnify the Company in all cases where a plaintiff, whose implant is within MEC’s chain of distribution, opts out of the Global Settlement. The MEC indemnification also covers Wilshire for plaintiffs who opted into the Global Settlement in the event that the Global Settlement does not become effective, so that the Company remains protected in most cases even if the Global Settlement cannot be resurrected. The Company’s insurers have funded the initial amount the Company agreed to pay to MEC in consideration of MEC’s providing such indemnification, and have agreed to pay the balance which would become due to MEC if the Global Settlement does not become effective. These funding payments reduced the limits of coverage under various CGL policies, but none of these payments or funding commitments exhausted or are expected to exhaust any of the policies’ limits or reached any excess policy.

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

Litigation

In the ordinary course of business, the Company is involved in various claims and legal matters. The Company’s management does not believe that these matters will have a material adverse effect on the Company’s consolidated financial statements.

Contingent Liabilities Related to the Sale of the General Foam Division

The Company remains contingently liable for certain deferred compensation due through 2025 aggregating $1,280,000 in connection with the sale of the general foam division to Advanced Materials effective on November 30, 1992.

Lease Commitments

The following is a schedule of the future minimum rental payments, net of future sublease rental income, required under operating leases which have remaining non cancelable lease terms in excess of one year at November 30, 2001:

Rent Payments
2002	$382,000
2003	—
2004	—

Total Rent Payments	$382,000
Less: Sublease rental income	(102,000)

Total minimum payments, net	$280,000

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

Rent expense was $360,000 and $350,000 for the years ended November 30, 2001 and 2000, respectively. During 2001 and 2000, the Company received $146,000 and $110,000 of sublease rental income, respectively.

Employment Agreements

The Company has employment agreements with certain of the company’s officers which provide for minimum salary levels and severance benefits upon termination.

8. Shareholders’ Equity (Net Capital Deficiency)

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

In January 1996, 8,441,430 shares of the Company’s Common Stock were issued to Trilon Dominion Partners, L.L.C., (“Trilon”) the Company’s majority shareholder, in settlement for debt and interest outstanding. At that date, the warrant exercise price under the Settlement Agreement was not yet finally determined, the settlement warrant agreement was not signed, and the warrants did not exist. Upon the execution of the warrant agreement, the settlement warrant price and the number of shares issuable on exercise of the settlement warrants should have been adjusted and certified under the terms of the Settlement Agreement, however, such adjustment and certification were not performed by the Company. Since January 1996, the Company has issued stock, has issued warrants in connection with its debt agreements and has issued stock options to employees (under the two Company Stock option plans), vendors and consultants. Effective November 30, 2000, the Company performed a cumulative calculation of the impact of the equity transactions since January 1996 and has determined that the revised exercise price of each settlement warrant as of that date was $1.39 and the total number of shares issuable under the settlement warrants equaled 4,613,658 at the same date. In consideration of the restrictions on exercise of such warrants, a charge to earnings was not recorded for the year ended November 30, 2000 to reflect the modification as the value of the warrants is deemed to be de minimus.

On January 5, 1996, the Company and Trilon Dominion entered into a Credit Agreement (the “Agreement”) for a credit line of $1,000,000 secured by the Company’s assets. Under the terms of the Agreement, the principal was due on June 30, 1996 and the interest was payable monthly at a rate of prime plus 3.75%. In connection with the loan, the Company issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 100,000 shares of the Company’s authorized but unissued common stock at an exercise price of

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

$0.75 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expired on January 5, 2001. Also, under the terms of the Agreement, the Company issued Trilon Dominion a second five-year warrant, which became exercisable when the Company and Trilon Dominion amended the Agreement to extend the termination date of the Agreement to December 31, 1996. The second warrant entitles Trilon Dominion to purchase 25,000 shares of the Company’s authorized but unissued common stock at an exercise price of $1.75 per share, and it expired on January 5, 2001. Both warrants expired unexercised.

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

On November 25, 1997, the Company completed a Lease Agreement for a manufacturing facility in Tijuana, Mexico with Mr. Rafael Mizrachi. Under that Agreement, the Company issued a five-year warrant for 50,000 shares of common stock at an exercise price of $0.60, which was the market price on the date of the Agreement.

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

On March 31, 1998, the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the “Amended Agreement”) which included the principal of $4,000,000 from the previous Agreement and Amendments, the principal of $750,000 from the three Demand Notes, the accrued interest and management fees of $543,297 on the Agreement and Notes, and a new credit line commitment of $2,200,000. Under the terms of the Amended Agreement, the principal of $7,493,297 was due on December 31, 1998, and the interest was payable quarterly at an annual rate of 11.5%. In connection with the Amended Agreement, the Company paid Trilon $100,000 for debt issuance costs and issued Trilon Dominion a five-year warrant that entitles Trilon Dominion to purchase 650,000 shares of the Company’s authorized but unissued common stock at an exercise price of $0.41 per share, subject to adjustment to protect against dilution. The warrant is exercisable immediately and expires on March 31, 2003. The Company recorded the estimated fair value of the warrant to purchase 650,000 shares as a debt issuance cost in the second quarter of fiscal year 1998 at $0.07 per underlying common share. Also, under the terms of the Amended Agreement, the Company issued Trilon Dominion a second five-year warrant which became exercisable on December 31, 1998 when the Company and Trilon Dominion agreed to extend the termination date of the Amended Agreement from December 31, 1998 to January 31, 2000. The second warrant entitles Trilon Dominion to purchase 250,000 shares of the Company’s authorized but unissued common stock at an exercise price of $0.42 per underlying common share and expires on March 31, 2003. On December 31, 1999, the Company and Trilon Dominion agreed to extend the due date of the principal and interest from January 31,

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

2000 to June 30, 2000. On January 17, 2001, the due date was extended to January 31, 2002 and on January 15, 2002, the due date was further amended to January 31, 2003.

The warrants issued to Trilon Dominion contain an anti-dilutive provision which requires an adjustment in exercise price and number of shares issuable on exercise of the Trilon Dominion warrants following the issuance of stock, options, warrants and/or stock rights at an exercise price which is less than the exercise price of the Trilon Dominion warrants excluding issuance to employees. Certain of the Trilon Dominion warrants had exercise prices greater than the $0.50 exercise price for the DuPont stock option. Accordingly, the number of shares issuable on exercise of the Trilon Dominion warrants has been increased by 36,893 and the additional warrants have an average adjusted exercise price of $0.972 per share. The fair value of the additional warrants was calculated at $2,000, which was recorded as a charge to earnings in 2000. The fair value for these additional warrants was estimated at the date of grant using the Black Scholes method for option pricing with the following assumptions: a risk free interest rate of 6.04%, a dividend yield of 0%, average life of the warrants of 4.7 years and expected volatility between 50 to 60%. These additional options were cancelled on December 17, 2001 in conjunction with the cancellation of the DuPont Stock Option. (See Note 12).

A summary of warrant activity is as follows:

		Weighted
		Average	Weighted
		Exercise	Average
	Number	Price Per	Remaining
	of Warrants	Warrant	Life In Years

Outstanding at November 30, 1999	4,300,000	$1.11	1.99
Granted	1,900,551	1.36	1.98
Canceled	—	—	—

Outstanding at November 30, 2000	6,200,551	1.19	1.99
Granted	—	—	—
Canceled	(276,352)	1.08	—

Outstanding at November 30, 2001	5,924,199	$1.20	1.01

Stock Options

On April 27, 1992, the Company’s Board of Directors approved a stock option plan for 150,000 options (“the 1992 Plan”) and on December 1, 1993, approved a second stock option plan for 250,000 options (“the 1993 Plan”). On December 6, 1994, the Board of Directors approved a third stock option plan (“the 1995 Plan”) for options on 500,000 shares, which was subsequently amended by the Shareholders on May 25, 2001 to increase the number of shares that may be issued under such plan to 2,250,000 shares. As of November 30, 2001, the following options were outstanding under each respective Stock Option Plan: none under the 1992 Plan, 122,000 under the 1993 Plan, and 1,740,000 under the 1995 Plan. In addition, there were 2,080,000 options outstanding, which were not issued under any of the above-mentioned Plans.

Under the Plans, the Company may grant incentive stock options (“ISOs”), as defined under the Internal Revenue Code or nonqualified stock options (“NQOs”). Options may be granted at not less than 100% of the fair market value on the date of grant for ISOs. The option period cannot exceed 10 years from the date an option is granted or five years in the case in which an option is granted to a 10% shareholder of both classes of stock at the time the option is granted. Generally, if an optionee’s employment is terminated, all unvested options granted to such employee under the Plans shall terminate and may no longer be exercised.

Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the LYCRA® division of E. I. DuPont de Nemours and Company (“DuPont”). As partial consideration, the Company granted a stock option to Dupont to purchase up to 2,000,000 shares of its common stock at an exercise price of $.50 a share. The right to exercise the option

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

was due to terminate on December 31, 2003. If the option is exercised at an amount less than all the underlying shares, it expires as to the remaining shares. The fair value of the option granted was $106,000, which was recorded as a charge to earnings in 2000. The fair value for these options was estimated at the date of grant using the Black Scholes method for option pricing with the following assumptions: a risk free interest rate of 6.04%, a dividend yield of 0%, a life of the option of 2.3 years and expected volatility between 50 to 60 percent. Effective December 17, 2001, this option was cancelled. (See Note 12).

During the year ended November 30, 2000, 515,000 options were granted to employees and directors of the Company. The options vest between one and three years and have exercise terms of between five and ten years. Exercise prices of such options range between $0.50 and $0.10.

During the year ended November 30, 2001, 286,500 options were granted to employees and directors of the Company. The options vest between one and three years and have exercise terms of between five and ten years. Exercise prices of such options range between $0.10 and $0.22.

A summary of stock option activity is as follows:

		Weighted
		Average
	Number	Exercise Price
	of Shares	Per Share

Outstanding at November 30, 1999	1,815,000	$0.76
Granted	2,515,000	0.44
Canceled	(379,500)	0.58

Outstanding at November 30, 2000	3,950,500	0.57
Granted	286,500	0.15
Canceled	(320,000)	0.30

Outstanding at November 30, 2001	3,917,000	$0.56

As of November 30, 2001, 663,000 shares are available for future grant under the Stock Option Plans.

Following is a further breakdown of the options outstanding as of November 30, 2001:

					Weighted
		Weighted	Weighted		Average
Range of		Average	Average		Exercise
Exercise	Options	Remaining	Exercise	Options	Price of
Prices	Outstanding	Life In Years	Price	Exercisable	Options

$0.10	200,000	9.33	$0.10	100,000	$0.10
0.14	8,000	4.58	0.14	—	0.14
0.17	50,000	9.55	0.17	16,667	0.17
0.19	300,000	6.50	0.19	233,333	0.19
0.22	78,500	9.82	0.22	29,500	0.22
0.30	137,500	6.34	0.30	137,500	0.30
0.34	8,000	1.58	0.34	8,000	0.34
0.38	25,000	8.79	0.38	16,667	0.38
0.39	50,000	7.20	0.39	50,000	0.39
0.48	60,000	6.44	0.48	60,000	0.48
0.50	2,565,000	3.13	0.50	2,428,333	0.50
0.63	240,000	4.29	0.63	240,000	0.63
0.75	94,000	3.73	0.75	94,000	0.75
0.84	6,000	0.58	0.84	6,000	0.84
0.88	15,000	3.92	0.88	15,000	0.88
6.00	80,000	0.75	6.00	80,000	6.00

$0.10-6.00	3,917,000	4.23	$0.56	3,515,000	$0.60

Adjusted proforma information regarding net loss is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes method for option pricing with the following assumptions for 2001: a risk free interest rate ranging from 2.20% to 4.51%, a dividend yield of 0%, a weighted-average expected life of the option of one to three years and expected volatility of 60 percent. The assumptions for computing the 2000 adjusted pro-forma information were: a risk free interest rate of 6.04%, a dividend yield of 0%, a weighted average expected life of the option of three years and expected volatility ranging from 50 to 60 percent.

For purposes of adjusted proforma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted proforma information is as follows:

	Years Ended November 30,

	2001	2000

Adjusted proforma net loss	$(6,481,470)	$(5,664,851)
Adjusted proforma net loss per share	$(0.50)	$(0.44)

The weighted average fair value of options granted during 2001 and 2000 was $0.15 and $0.44, respectively.

At November 30, 2001, 9,866,199 shares were reserved for the issuance of options and warrants.

9. Related Party Transactions

On November 30, 2001, the Company had short-term debt outstanding to Trilon Dominion of $18,704,000 plus accrued interest of $5,164,000 (see Note 5). In addition, Trilon Dominion owned 9,416,430 shares, or 73%, of the Company’s common stock and warrants entitling it to purchase an additional 1,436,893 shares (subject to adjustments for dilution). Mr. Ronald Cantwell, who is President of Trilon Dominion, has been a director and Chairman of the Board of the Company since December 6, 1996.

10. Employee 401(k) Plan

The Company has a 401(K) plan known as the Wilshire Technologies Retirement Savings Plan (“The Plan”). The Plan is available to all regular employees on the Company’s U.S. payroll and provides employees with tax deferred salary deductions and alternate investment options. Employees may contribute up to 15% of their salary, subject to certain limitations.

11. Supplemental Information to Statement of Cash Flows

Cash paid for interest during 2001 and 2000 totaled $1,000 and $ 1,000, respectively. As further discussed in Note 4, the Company sold the net assets of the Wilshire Contamination Control Division in exchange for a receivable of $945,000 in May 2000.

12. Subsequent Events

On December 17, 2001, the Company signed Stock Option Agreements with Trilon Dominion Partners, L.L.C. (“Trilon”) and E.I. DuPont de Nemours (“DuPont”), respectively.

Under the Trilon agreement, the Company has issued to Trilon (the Company’s largest shareholder owning over 73% of the Company’s outstanding shares), 8,011,039 shares of the Company’s unissued authorized stock in cancellation of $1,291,000 of indebtedness and accrued interest. The option agreement further

Wilshire Technologies, Inc.
Notes to Consolidated Financial Statements (Continued)

reserves an initial 16,445,900 shares of stock (subject to further adjustments) at a price of $.14 per share, for further sale to Trilon. The Agreement contains certain covenants regarding corporate events which restrict the Company, without the prior written consent of Trilon, from a) issuing any shares of its Preferred Stock, (b) issuing any shares of its Common Stock except pursuant to warrants or options outstanding on the date hereof, (c) paying any dividend payable in stock (of any class or classes) or in any obligations or stock convertible into or exchangeable for shares of Common Stock, upon its Common Stock or make any distribution (other than ordinary cash dividends) to holders of its Common Stock, (d) granting to holders of its Common Stock generally any rights or option, (e) effecting any capital reorganization or reclassification of capital stock of the Company, (f) consolidating with, or merging into, any other corporation or to transfer its property as an entirety or substantially as an entirety, or (g) effecting the liquidation, dissolution or winding up of the Company. These covenants remain in effect until the option and the additional option have been exercised or expired. In connection with any consent of Trilon to the foregoing, Trilon may require adjustments to the exercise price in order to protect its purchase rights with respect to the option. Trilon may exercise the option at any time before 2003.

The fair value of the option granted has been estimated to $375,000, which will be recorded as a charge to earnings in 2002. The fair value for these options was estimated at the date of grant using the Black Scholes method for option pricing with the following assumptions: a risk free interest rate of 2.17%, a dividend yield of 0%, a life of the option of 1 year and expected volatility of 60 percent.

In concurrence with the Trilon Stock Option Agreement, the Company also entered into an agreement with DuPont whereby DuPont surrendered its option to purchase 2 million shares of the Company’s common stock or the proceeds at $.50 per share in return for an option with an exercise price of $1 million. Upon exercise of the option, DuPont would receive 10% of the proceeds (as defined in the option) from (i) any voluntary or involuntary liquidation, dissolution or winding up of the Company (ii) the sale of substantially all of the Company’s assets by the Company or (iii) the acquisition of the Company by another entity, not affiliated with Trilon Dominion, by means of a merger or other form of corporate reorganization in which the outstanding shares of the Company are exchanged for securities or other consideration issued by or on behalf of the acquiring corporation (collectively a “Liquidation”).

In the event of a Liquidation before December 31, 2004, the option becomes exercisable on the day the Liquidation occurs. If there has been no Liquidation before December 31, 2004, the option becomes exercisable on December 30, 2004 and, if not exercised, expires at the close of business on that day. The Company, may in its sole discretion, extend the December 31, 2004 date on at least 15 calendar days prior written notice to DuPont.

The option will be accounted for as a value appreciation right with a liability recorded for an incremental increase in value if any.

The execution of the Trilon Agreement and the DuPont Agreement will cause certain anti-dilution adjustments under the 1997 Litigation Warrant Agreement between the Company and members of the Settlement Class in the 1994 “Amended Consolidated Class Action Complaint” against the Company. (See Note 8) The Company is obligated to give written notice of the adjustments to exercise price and number of shares issuable to the Warrant holders.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Company bylaws provide for a variable number of Directors of not fewer than 4 or more than 7. Presently, the exact number of Directors is fixed at five, with one vacancy on the board.

Directors:

Ronald W. Cantwell (age 58) has been a Director and Chairman of the Board of the Company since December 6, 1996, and has served as President of Trilon Dominion Partners, L.L.C. since its inception in June 1995. Prior to joining Trilon Dominion, Mr. Cantwell served as the President of the Catalyst Group, Inc. where he successfully executed a variety of merchant banking activities and managed the operations of a diverse mix of utility assets. Approximately $2 billion of these assets were successfully divested under Mr. Cantwell’s direction. In addition, he has been involved in advising numerous mergers and acquisitions and restructuring matters for the Edper Group, the principal investor in Catalyst. Prior to joining Catalyst, Mr. Cantwell spent 19 years in the practice of public accounting, most recently with Ernst & Young where he was a tax partner and headed the Dallas-based Mergers and Acquisitions practice. While at Ernst & Young, Mr. Cantwell was instrumental in structuring mergers, acquisitions, recapitalizations, and dispositions on behalf of several Fortune 500 and many of the southwest’s most acquisition-oriented entities. Mr. Cantwell is a Certified Public Accountant. Mr. Cantwell presently is a director of EPL Technologies, Inc., a publicly owned Company.

John Van Egmond (age 52) was President and Chief Executive Officer from December 31, 1996 to January 31, 1999 and has been a director of the Company since December 31, 1996. Mr. Van Egmond also was affiliated with Trilon Dominion Partners, L.L.C. and he has been President, Chief Executive Officer and a director of Century Power Corporation from 1989 to January 1999. Prior to 1989, Mr. Van Egmond was Vice President and Controller of Century. Prior to joining Century, Mr. Van Egmond held various financial positions from 1972 to 1984 with Tucson Electric Power Company. Mr. Van Egmond is a Certified Public Accountant and holds a BS from Montana State University.

Charles H. Black (age 75) rejoined the Board in June 1997. He had been a director of the Company from February 1993 until August 1996. Mr. Black is a private investor who serves on the Board of Governors of the Pacific Stock Exchange and is a director of Investment Company of America, and Anworth Mortgage Asset Corp. Previously, Mr. Black was Executive Vice President and Chief Financial Officer of Kaiser Steel Corporation, Executive Vice President and Chief Financial Officer of Great Western Savings & Loan, and Vice President and Treasurer of Litton Industries.

Joe E. Davis (age 67) rejoined the Board in June 1997. He had been a director of the Company from February 1993 until November 1996. Mr. Davis is a private investor who serves as a director for BMC Industries, Inc., Anworth Mortgage Securities, Inc. and Natural Alternatives, Inc., and is a Trustee of American Funds Insurance Series. Previously, Mr. Davis was the President and Chief Executive Officer of National Health Enterprises, Inc.

Executive Officers

Kevin Mulvihill (age 51) has been President and CEO since February 1, 1999. Mr. Mulvihill joined the Company in August 1998 as Executive Vice President. Prior to joining Wilshire, Mr. Mulvihill held various senior management positions that include Vice President and General Manager for Fisher Scientific (1996 to August 1998) and Vice President of Sales and Marketing and other positions with Devon Industries (1985-1996). Mr. Mulvihill holds B.S. and ED.M. degrees from Temple University.

Kathleen E. Terry (age 48) joined the Company on February 8, 1999 as Vice President and Chief Financial Officer. From February 1997 to December 1998, Ms. Terry was Vice president and Chief Financial Officer for Advanced BioResearch Associates, a privately held FDA regulatory and clinical consulting firm. Previously, Ms. Terry has held various Chief Financial Officer positions with both public and privately held companies, including Norris Communications Inc. (May 1996 to February 1997), BioSafety Systems (March 1995 to May 1996) and IRT Corporation. Ms. Terry is a Certified Public Accountant and holds a B.S. of Accounting from San Diego State University.

Derek Warneke (age 38) joined the Company as Vice President of Operations and Technology on November 13, 2000. Mr. Warneke was previously Director of Development for the Scientific Glove Products Division of Kimberly Clark/Safeskin where he was responsible for the development of glove products for critical environments (February 1998 to November 2000). From October 1994 to February 1998 Mr. Warneke was Director of Manufacturing at Absolute Quality Leadership, a manufacturer of specialty critical environment gloves. Mr. Warneke holds a B.S. of Mechanical Engineering from California Polytechnic State University.

Other Significant Employees

Fred Pisacane (age 45) joined the Company in July 1991, and is Vice President of Sales and Marketing. Prior to joining the Company, Mr. Pisacane spent twelve years with Baxter Scientific Products, a leading distributor of clean room products.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company’s executive officers and directors, the Company believes that during the fiscal year ended November 30, 2001 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with, with one exception. Mr. John van Egmond inadvertently did not report the sale of 20,000 shares of Common Stock on December 28, 2000 until a Form 4 filing on March 26, 2001.

Item 10. Executive Compensation.

The table that follows shows compensation information during the Company’s last three fiscal years for the CEO and the four most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation

					Awards		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Award(s)	Options/SARs	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Ron Cantwell,	2001					2,000		$1,000	(1)
Chairman of the Board	2000					25,000		$1,500	(1)
	1999

Kevin Mulvihill,	2001	$200,000						$33,600	(2)
President	2000	$185,000						$27,600	(2)
	1999	$187,000						$27,600	(2)

Kathleen Terry,	2001	$140,000
Chief Financial Officer (3)	2000	$123,038				100,000
	1999	$91,000				150,000

Derek Warkeke,	2001	$125,000				100,000		$7,200	(5)
Vice President (4)	2000	$5,085				100,000		$600	(5)

John Van Egmond (6)	2001					2,000		$5,500	(7)
	2000					25,000		$9,421	(8)
	1999	$148,000				12,500		$1,826	(5)

(1)	Represents director fees paid to VC Holdings, Inc., an affiliate of Trilon Dominion Partners, L.L.C.

(2)	Represents a non-accountable car allowance of $600 per month and the cost of a furnished apartment pending Mr. Mulvihill’s relocation. See “Employment Agreements” below.

(3)	Ms. Terry joined the Company in February 1999.

(4)	Mr. Warneke joined the Company in November 2000.

(5)	Represents a non-accountable car allowance.

(6)	Mr. Van Egmond was Chief Executive Officer and President in 1998 and 1999.

(7)	Represents director’s fees.

(8)	Represents director’s fees and a consulting fee.

Employment Agreements

On August 17, 1998, the Company entered into an employment agreement with Mr. Kevin Mulvihill as Executive Vice President, for a term of one year with a provision for one-year renewals at an annual compensation of $165,000. When Mr. Mulvihill became the Company’s President and Chief Executive Officer on February 1, 1999, his salary was increased to $185,000 and certain other amendments were made to the employment agreement. Effective January 1, 2001, Mr. Mulvihill’s salary was increased to $200,000. The amended Agreement provides that the Company may terminate Mr. Mulvihill’s employment under the Agreement at any time without cause. In that event, or if the Company does not agree to renew the Employment Agreement, Mr. Mulvihill will receive as severance pay an amount equal to twelve months of his then salary, payable in twelve equal monthly installments as well as full medical and dental coverage for that period. Mr. Mulvihill will also receive an allowance of up to $10,000 for out-placement services. Pursuant to the contract Mr. Mulvihill was granted an option covering 500,000 shares with an exercise price of $0.50 per share, being the fair market value of the common stock on the effective date of the Agreement. Mr. Mulvihill is also eligible for a bonus up to 30% of base salary based upon a Board approved sales and profitability plan. If Mr. Mulvihill relocates his residence to San Diego, the Company is committed to reimburse Mr. Mulvihill for closing costs, and any additional interest points paid to reduce the mortgage rate on a 30-year fixed mortgage of $320,000 to 7.625%.

On February 8, 1999, the Company entered into an employment agreement with Ms. Kathleen Terry as Vice President and Chief Financial Officer for a term of one year, at an annual compensation of $115,000 (increased to $125,000 as of February 8, 2000 and to $140,000 as of January 1, 2001), with a provision for one-year renewals. The Agreement provides that the Company may terminate Ms. Terry’s employment at any time without cause. In that event, or if the Company does not agree to renew the Employment Agreement, Ms. Terry will receive as severance pay an amount equal to six months of her then salary, payable in six equal monthly installments as well as full medical and dental coverage for that period. Ms. Terry will also receive an allowance of up to $10,000 for out-placement services. Ms. Terry is also eligible for a bonus of up to 40% of base salary based upon a Board of Directors approved sales and profitability plan and upon meeting certain Board approved management objectives. Pursuant to the Agreement, Ms. Terry was granted a ten-year non-qualified stock option covering 50,000 shares with an exercise price of $0.39 per share, being the fair market value of the common stock on the effective date of the Agreement.

On November 13, 2000, the Company entered into an employment agreement with Mr. Derek Warneke as Vice President of Operations and Technology for a term of one year, at an annual compensation of $125,000 with a provision for one-year renewals. The Agreement provides that the Company may terminate Mr. Warneke’s employment at any time without cause. In that event, or if the Company does not agree to renew the Employment Agreement, Mr. Warneke will receive as severance pay an amount equal to six months of his then salary payable in six equal monthly installments as well as full medical and dental coverage for that period. Mr. Warneke will also receive an allowance of up to $10,000 for out-placement services. Pursuant to the Agreement, Mr. Warneke was granted a ten-year non-qualified stock option covering 100,000 shares with an exercise price of $0.10 per share, being the fair market value of the common stock on the effective date of the Agreement. Pursuant to the Agreement Mr. Warneke received similar stock options, each on 50,000 shares, on May 13, 2001 and on November 13, 2001, with exercise prices equal to the then fair market value of the common stock. Mr. Warneke is also eligible for a bonus of up to 40% of base salary based upon a Board of Directors approved sales and profitability plan and upon meeting certain Board approved management objectives.

Mr. Mulvihill, Ms. Terry and Mr. Warneke are also entitled to participate in the Company’s compensation and benefit programs available to officers at their respective levels.

Option Grants

The following table shows stock options granted pursuant to the Company’s 1995 Stock Option Plan during the fiscal year ended November 30, 2001, to those executive officers named in the Summary Compensation Table above who were granted options. No stock appreciation rights were granted.

		Percent of Total
Name	Options Granted	Options Granted to Employees in Fiscal Year	Exercise Price (per Share)	Expiration Date

Ron Cantwell	2,000	*	$0.14	June 30, 2006
Derek Warneke	50,000]	35%	$0.10	May 13, 2011
Derek Warneke	50,000]		$0.10	November 13, 2011

Total	102,000

* Less than 1% of options granted.

Option Exercises and Fiscal Year-End Values

The table that follows shows the number of shares of the Company’s Common Stock acquired upon exercise of options, the value realized therefor, the number of unexercised options at November 30, 2001 and the value of unexercised in-the-money options at November 30, 2001 (based on a closing price of $0.10 per share) for the executive officers named in the Summary Compensation Table above, none of whom received any stock appreciation rights during fiscal 2001 or held any at November 30, 2001.

					Value of Unexercised
			Number of Unexercised		In-the-Money Options
			Options at November 30, 2001		at November 30, 2001(1)

	Shares Acquired
	on Exercise	Value
Name	(Number)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

John Van Egmond	0	$0	137,500	2,000	$0	$0
Kevin Mulvihill	0	$0	375,000	125,000	$0	$0
Kathleen E. Terry	0	$0	216,667	33,333	$0	$0
Derek Warneke	0	$0	100,000	100,000	$0	$0
Ron Cantwell	0	$0	25,000	2,000	$0	$0

(1)	Represents the amounts by which the market price of the Common Stock of the Company on November 30, 2001 exceeded the exercise prices of unexercised options multiplied by the number of shares subject to the options.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

A) The following table sets forth as of November 30, 2001 the identity of each person known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock and its beneficial ownership. (Refer to further discussion regarding Trilon Dominion Partners, L.L.C. security ownership in the Company in Item 6. Management’s Discussion and Analysis or Plan of Operation).

Name and Address of Beneficial	Amount and Nature of Beneficial	Percent of Class of Common
Owner	Ownership of Common Stock	Stock
Trilon Dominion Partners, LLC Six Landmark Square 4th Floor, Suite 400 Stamford, CT 06901	9,416,430	72.70%

Trilon Dominion Partners, L.L.C. also owns warrants entitling it to purchase the following number of shares of the Company’s Common Stock:

Exercise Date	Expiration Date	Shares	Exercise Price

April 15, 1997	April 15, 2002	100,000	$0.44
September 19, 1997	September 19, 2002	110,541	$0.89
December 31, 1997	April 15, 2002	25,000	$0.47
March 31,1998	March 31, 2003	650,000	$0.41
June 30, 1998	September 19, 2002	25,000	$0.34
December 31, 1998	December 31, 2003	250,000	$0.42

TOTAL		1,160,541

B) The following table sets forth as of November 30, 2001 the security ownership of the Directors and Executive Officers.

		Number of
		Shares
		Beneficially		Percent of Class of
Name	Age	Owned(1)	Director Since	Common Stock

Ronald W. Cantwell	58	27,000 (2)	December 6, 1996	*
John Van Egmond	52	137,500	December 31, 1996	*
Charles H. Black	75	83,500	June 23, 1997	*
Joe E. Davis	67	83,500	June 23, 1997	*
Executive Officers
Kevin Mulvihill		375,000		*
Kathleen E. Terry		216,667		*
Derek Warneke		100,000		*
All Directors and Executive Officers of the Company as a Group (seven persons)		1,023,167

*	Less than 1% of the 12,953,385 shares outstanding on November 30, 2001.

(1)	Represents shares which may be acquired on exercise of options that are exercisable, or become exercisable after November 30, 2001.

(2)	Mr. Cantwell disclaims direct beneficial ownership of 9,416,430 shares of Common Stock and of Warrants to purchase 1,160,541 shares of Common Stock owned by Trilon Dominion Partners, L.L.C. (“Trilon”). Mr. Cantwell is the holder of 100% of the capital stock of VC Holdings, Inc. which is the sole manager of and owns 100% of the voting Class A membership interest in Trilon Refer to discussion regarding Trilon Dominion Partners, L.L.C.’s change in security ownership in the Company in Item 6. Management’s Discussion and Analysis or Plan of Operation.

C) Change in Control.

Refer to discussion regarding Trilon Dominion Partners, L.L.C.’s change in security ownership in the Company in Item 6. Management’s Discussion and Analysis or Plan of Operation.

Item 12. Certain Relationships and Related Transactions.

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

In December of 1998, the Company amended the credit line agreement to extend the terms to January 31, 2000, which was extended to June 30, 2000, January 31, 2001, January 31, 2002 and January 31, 2003, in a December 31, 1999, June 30, 2000, January 17, 2001 and January 15, 2002 amendments to the credit line agreement. In fiscal 1999, the Company issued demand notes totaling $3,510,000 under the line of credit agreement and capitalized debt issuance costs of $18,000. Of the notes issued in fiscal 1999, $2,010,000 of notes bear interest at a rate of 11.5% annually; the remaining $1,500,000 of demand notes bear interest at a rate of prime plus 3%. In fiscal 2000, the Company issued demand notes totaling $2,813,000 under the line of credit agreement. The notes issued in fiscal 2000 bear interest at a rate of prime plus 3% (13.0% at November 30, 2000). All of the notes are due on demand.

In fiscal 2001, the Company issued additional demand notes totaling $3,956,000 at a rate of prime plus 3% (8.5% at November 30, 2001). All of the notes are due on demand.

Trilon’s ownership of shares and warrants on November 30, 2001 is shown under “Principal Shareholders”. The Company has been informed that the members of Trilon are (i) VC Holdings, Inc. (“VCH”), a Delaware corporation that is Trilon’s sole manager and holds 100% of the voting Class A membership interest in Trilon and (ii) Dominion Capital, Inc., which holds 100% of the non-voting Class B membership interest in Trilon. Director Cantwell is the holder of 100% of the capital stock of VC Holdings, Inc. (Refer to further discussion regarding Trilon Dominion Partners, L.L.C. security ownership in the Company in Item 6. Management’s Discussion and Analysis or Plan of Operation).

In the second quarter of fiscal 2000, the Company completed the sale of certain assets and selected liabilities of the Company’s Wilshire Contamination Control division (the “Division”) to Foamex Asia Co. LTD (the “Buyer” or “Foamex”), an affiliate of Foamex International (FMXI:NASDAQ) for a potential sales price of $2,500,000. Substantially all of the historic revenues reported by the Company related to this Division.

Foamex International is an international developer, manufacturer and supplier of high-quality foam, including key materials utilized in contamination control environments. Foamex Asia Co. Ltd., located in Singapore and in Thailand, is currently a major supplier of specialty foam products to the Asian market. Steve Scibelli, President of Foamex Asia Co. Ltd. served as Chief Executive Officer of Wilshire Technologies from 1994 until 1996. Mr. Scibelli currently owns 96,073 shares of Company stock. In addition, the Company is contingently obligated to pay certain benefits to Mr. Scibelli.

Payments are due from the Buyer on a quarterly basis based on fixed percentage of sales by the Buyer of certain products, as defined in the asset purchase agreement, subject to certain cash flow provisions. As no proceeds were due to the Company on the date of closing, the Company has recorded a $945,000 receivable, which equates to the net book value of the net assets sold. The Company has a secured interest in the net assets sold. All payments of the sales price will be applied against the receivable, under the cost recovery method, with no recognition of gain until the receivable is paid in full. The Company believes that the asset recorded is not impaired.

In addition to the sale of assets, the Buyer and the Company entered into an agreement pursuant to which the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex’s ongoing operation of the Division’s business. The agreement commenced on May 19, 2000 and has been amended to continue until December 31, 2002.

PART IV

Item 13. Exhibits, List and Reports on Form 8-K.

     (a)  Exhibits:

10.1	Settlement Agreement dated November 23, 1993 between the Company and Wilshire Advanced Materials, Inc. (“Advanced Materials”). (1)

10.2	Asset Purchase Agreement dated November 23, 1993, between the Company and Advanced Materials (forms of bill of sale and assignment, secured promissory note, amended and restated secured subordinated promissory note, and amendment to security agreement attached thereto). (1)

10.3	Maturity Date Extension to Secured Promissory Note dated January 24, 1994 between the Company and Advanced Materials. (1)

10.4	Amendment to Manufacturers Sales Representative Agreement dated January 27, 1994 between the Company and Professional Health Sales, Inc. (1)

10.5	Mutual Release to terminate Joint Venture Agreement dated August 2, 1993 between the Company and Tillotson Healthcare Corporation. (1)

10.6	Release by the Company to terminate License and Sales Agreement dated August 1, 1993 between the Company and Tyndale Plains-Hunter, Ltd. (“TPH”). (1)

10.7	Release by the Company to terminate Evaluation Agreement dated August 19, 1993 between the Company and TPH. (1)

10.8	Release by the TPH to terminate License and Sales Agreement dated August 23, 1993 between the Company and TPH. (1)

10.9	Release by the TPH to terminate Evaluation Agreement dated August 23, 1993 between the Company and TPH. (1)

10.10	Product Development and License Agreement dated May 25, 1993 between the Company and Innovative Technologies limited (“IT”). (1)

10.11	Product Development and License Agreement for Gloves dated June 20, 1993 between the Company and IT. (1)

10.12	Amendment to Joint Venture Agreement dated January 5, 1994 between the Company and Intelligent Pharmaceuticals Corporation. (1)

10.13	Lease Agreement dated January 14, 1993 among the Company, Ridgecrest Properties, R and B Properties and Hindry West Development. (1)

10.14	Lease Amendment dated June 30, 1993 among the Company, Ridgecrest Properties, R and B Properties and Hindry West Development. (1)

10.15	International Distribution Agreement dated July 16, 1993 between WTP and B&R Consulting Limited, Inc. (1)

10.16	International Distribution Agreement dated August 11, 1993 between WTP and Dagal, Inc. (1)

10.17	International Distribution Agreement dated January 3, 1994 between WTP and Windsor Group, Ltd. (1)

10.18	First Amendment to Credit and Security Agreement dated January 11, 1994 between the Company and City National Bank (“CNB”). (1)

10.19	Revolving Credit Note dated January 11, 1994 between the Company and CNB. (1)

10.20	Equipment Acquisition Note dated January 11, 1994 between the Company and CNB. (1)

10.21	Credit Agreement dated May 13, 1994 between the Company and Dominion. (2)

10.22	Warrant to Purchase Common Stock of Company dated May 13, 1994. (3)

10.23	Security Agreement dated May 13, 1994 between the Registrant and Dominion. (4)

10.24	Promissory Note in the principal amount of $5,000,000 dated May 13, 1994 made by the Registrant to the order of Dominion. (5)

10.25	Fairness Opinion dated November 24, 1993 regarding the sale by the Company of certain assets related to WMP’s OEM private-label business to Advanced Materials prepared for the Company by Ludlow Holdings, Inc. (6)

10.26	Settlement Agreement and Release dated November 1, 1994 between Coating Sciences, Inc. and the Registrant. (7)

10.27	Settlement Agreement dated May 12, 1994 between Time Release Sciences, Inc. and the Registrant. (7)

10.28	Amendment thereto dated September 17, 1994. (7)

10.29	Agreement dated as of January 16, 1995 among Medical Engineering Corporation, Wilshire Advanced Materials, Inc. and the Registrant, concerning breast implant claims. (7)

10.30	Stipulation of Partial Settlement dated as of October 26, 1994 in re Wilshire Technologies Securities Litigation Master File 94-0400-B (AJB), United States District Court for the Southern District of California among the Registrant and the Representative Plaintiffs named therein, exclusive of the exhibits thereto. (7)

10.31	Articles of Incorporation. (8)

10.32	Credit Agreement dated November 18, 1994 between the Registrant and Dominion Capital, Inc., including form of Warrant and form of Note. (9)

10.33	First Amendment dated December 30, 1994 to such Credit Agreement, including form of Promissory Note. (10)

10.34	Second Amendment, dated February 14, 1995, to such Credit Agreement, including form of Promissory Note. (11)

10.35	1995 Stock Option Plan. (12)

10.36	Form of Non-Qualified Stock Option Agreement. (13)

10.37	Third Amendment, dated May 23, 1995, to the Credit Agreement dated November 18, 1994 between the Registrant and Dominion Capital, Inc. (14)
10.38	Agreement between the Registrant and Dominion Capital, Inc. dated June 29, 1995, on payment of interest. (15)
10.39	Second Amendment dated May 17, 1995, to the Settlement Agreement dated May 12, 1994 between Time Release Sciences, Inc. and the Registrant. (16)
10.40	Letter Agreement dated June 29, 1995 between Dominion Capital, Inc. (“Dominion”) and the Registrant notifying Registrant of Dominion’s intent to transfer certain securities to Venture Capital Equities, LLC (the “LLC”). (17)
10.41	Agreement dated June 30, 1995 among Dominion, the LLC and the Registrant referred to in the preceding Letter Agreement with the following Exhibits:
(a) Lender Assignment and Assumption Agreement dated June 30, 1995.
(b) Grid Promissory Note dated May 23, 1995.
(c) Assignment of Warrant by Dominion to the LLC. (18)
10.42	Amendment dated June 30, 1995 to warrant Agreement dated May 13, 1994 between Wilshire and Dominion. (19)
10.43	Advice by Dominion and the LLC to the Registrant of the transfer of the securities by Dominion to the LLC and of the proposed name change of the LLC to Trilon Dominion Partners, LLC. (20)
10.44	Bylaw Amendment, effective July 31, 1995, fixing exact number of directors at five. (21)
10.45	Registrant’s Bylaws as in effect on October 9, 1995. (22)
10.46	Letter dated May 12, 1995 by Ministry of Health of the Republic of Mexico granting Sanitary Registration No. 245M95 SSA for the appetite suppressant (“TrimPatch™”). (23)
10.47	English translation of Exhibit 10.7. (24)
10.48	Employment Agreement dated August 31, 1995 and effective April 17, 1995 between the Registrant and Mr. Stephen P. Scibelli, Jr. (25)
10.49	Amendment to Asset Purchase Agreement, dated May 19, 1995 between the Registrant and Wilshire Advanced Materials, Inc. (26)
10.50	Form of stock option granted on September 16, 1994 to directors Black, Davis, Landry and Widder. (27)
10.51	Form of stock option granted on December 6, 1994 to director William J. Hopke. (28)
10.52	Form of stock option granted on April 17, 1995 to directors Black, Davis, Hopke, Landry and Widder. (29)
10.53	Form of stock option granted on September 16, 1994 to Mr. Stephen P. Scibelli, Jr. (30)
10.54	Form of stock option granted on April 17, 1995 to Mr. Stephen P. Scibelli, Jr. (31)

10.55	Technology and Peripheral Technology Rights Agreement dated June 30, 1995, among the Registrant, James A. Eisenstock, and Mikki Rossin, relating to Bloodstopper products. (32)
10.56	Fourth Amendment dated September 1, 1995, to the Credit Agreement dated November 18, 1994 between the Registrant and Trilon Dominion Partners, LLC. (33)

10.57	Industrial Sublease Agreement dated August 31, 1995 between the Registrant and Advanced Materials, Inc. (34)

10.58	Fifth Amendment dated as of November 1, 1995 to the Credit Agreement dated November 18, 1994 (the “Credit Agreement”) between the Registrant and Trilon Dominion Partners LLC (“Trilon”). (35)

10.59	Sixth Amendment dated as of December 5, 1995 to the above-mentioned Credit Agreement. (36)

10.60	Exchange Agreement dated as of January 5, 1996 between the Registrant and Trilon. (37)

10.61	Credit Agreement (the “Trilon Agreement”) dated January 5, 1996 between the Registrant and Trilon, exclusive of certain schedules. (38)

10.62	Grid Promissory Note for not to exceed $1,000,000 to evidence borrowings under the Trilon Agreement. (39)

10.63	Amendment No. 1 dated January 5, 1996 to Security Agreement dated May 13, 1995, which secures borrowings under the Trilon Agreement. (40)

10.64	Warrant dated January 5, 1996 to purchase 100,000 shares of the Registrant’s Common Stock, issued to Trilon pursuant to the Trilon Agreement. (41)

10.65	Springing Warrant dated January 5, 1996 to purchase 25,000 shares of the Registrant’s Common Stock, issued to Trilon pursuant to the Trilon Agreement. (42)

10.66	Consulting Agreement dated January 5, 1996 between the Registrant and Trilon. (43)

10.67	Form of Stock Option granted on December 12, 1995 to Mr. James W. Klingler. (44)

10.68	Agreement of Purchase and Sale of Joint Venture Interest and Terminating Joint Venture, between the Company and Intelligent Pharmaceuticals Corporation, dated November 1, 1995. (45)

10.69	Employment Agreement dated October 3, 1994 between the Company and James W. Klingler. (45)

10.70	Employment Agreement dated August 15, 1995 between the Company and David R. Byck. (45)

10.71	Bylaw Amendment adopted February 19, 1996. (45)

10.72	Bylaws as in effect on February 20, 1996. (45)

10.73	Principal/Agent Agreement dated March 13, 1996 between Intelligent Pharmaceuticals Corporation and the Registrant. (46)

10.74	Manufacturing and Supply Agreement dated April 11, 1996, between Advanced Barrier Technologies, Inc., and the Registrant. (47)

10.75	Agreement dated April 15, 1996, between Dagal, Inc., and the Registrant. (47)

10.76	Agreement related to Wound Care Products, dated April 18, 1996, between Innovative Technologies Ltd. and the Registrant. (47)

10.77	Agreement related to Gloves dated April 18, 1996, between Innovative Technologies Ltd. and the Registrant. (47)

10.78	Finder Agreement dated May 1, 1996, between Innovative Research Associates, inc., and the Registrant. (47)

10.79	Product Rights Transfer Agreement dated May 24, 1996, between Advanced Materials, inc., and the Registrant. (47)

10.80	Release Agreement dated July 3, 1996, between Advanced Materials, Inc., and the Registrant. (47)

10.81	Purchase of Assets and Assumption of Sublease Agreement with certain Exhibits dated June 30, 1996, between Acacia Laboratories, inc., (dba Horizon Medical, Inc.,) and the Registrant. (47)

10.82	Amendment dated June 30, 1996, to Credit Agreement and Grid Promissory Note dated January 5, 1996, between Trilon Dominion Partners, LLC, and the Registrant. (47)

10.83	Addendum Agreement dated July 26, 1996 to the Manufacturing and Supply Agreement dated April 11, 1996 between Advanced Barrier Technologies, Inc. and the Registrant. (48)

10.84	Bailment Agreement dated September 6, 1996 between Coastline de Mexico S.A. de C.V., Advanced Barrier Technologies, Inc. and the Registrant. (48)

10.85	Offer of Settlement of Wilshire Technologies, Inc. dated August 5, 1996 to the U.S. Securities and Exchange Commission. (48)

10.86	Order Instituting Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings and imposing a Cease and desist Order, dated September 24, 1996 entered by the U.S. Securities and Exchange Commission against the Registrant. (48)

10.87	Agreement of Purchase and Sale of TrimPatch™ Business and Assets dated September 30, 1996 between Intelligent Pharmaceuticals Corporation and the Registrant. (48)

10.88	Restated Articles of Incorporation filed in the office of the Secretary of State of California on May 24, 1996. (49)

10.89	Certificate of Amendment of Articles of Incorporation filed in the office of the Secretary of State of California on June 10, 1996. (50)

10.90	Second Amendment dated September 30, 1996 to Credit Agreement and Grid Promissory Note dated January 5, 1996, between Trilon Dominion Partners, LLC, and the Registrant. (51)

10.91	Second Addendum, dated February 3, 1997, to the Manufacturing and Supply Agreement dated April 11, 1996 between Advanced Barrier Technologies, Inc. and the Registrant. (52)

10.92	Bailment Agreement, dated February 3, 1997, between Advanced Barrier Technologies de Mexico S.A. de C.V., Advanced Barrier Technologies, Inc. and the Registrant. (52)

10.93	Certificate, dated February 28, 1997, regarding the dissolution of Wilshire Transdermal Products, Ltd. (52)

10.94	Distributor Agreement dated March 5, 1997, between Armstrong Industrial Corporation and the Registrant. (53)

10.95	Third Amendment dated April 15, 1997, to Credit Agreement and to Grid Promissory Note dated January 5, 1996 between Trilon Dominion Partners LLC, and the Registrant. (53)

10.96	Agreement related to Gloves dated April 29, 1997, between Innovative Technologies Ltd. and the Registrant. (53)

10.97	Equipment Supply Agreement dated July 28, 1997, between ACC Automation Company and the Registrant. (54)

10.98	Settlement Agreement, Mutual Release, and Injunction dated July 31, 1997, between Powell Products, Inc. and the Registrant. (54)

10.99	Equipment Supply Agreement dated September 16, 1997, between the Vara International Division of Calgon Carbon Corporation and the Registrant. (54)

10.100	Development and Supply Agreement dated September 18, 1997, between PTG Medical LLC and the Registrant. (54)

10.101	Fourth Amendment dated September 19, 1997, to Credit Agreement and to Grid Promissory Note dated January 5, 1996 between Trilon Dominion Partners LLC, and the Registrant. (54)

10.102	Lease Agreement dated August 30, 1997 between the Registrant and Messrs. Frank Naliboff and Nathan Morton. (55)

10.103	Lease Agreement dated November 25, 1997 among the Registrant, Wilshire International de Mexico S.A. de C.V., and Mr. Rafael Mizrachi. (55)

10.104	Warrant Agreement, dated November 24, 1997, between the Registrant and American Stock Transfer and Trust Company. (55)

10.105	Employment Agreement dated January 1, 1998 between the Registrant and Mr. John Van Egmond. (55)

10.106	Demand Note dated January 7, 1998, between the Registrant and Trilon Dominion Partners, L.L.C. (55)

10.107	Demand Note dated February 17, 1998, between the Registrant and Trilon Dominion Partners, L.L.C. (55)

10.108	Articles of Incorporation and by-laws granted May 9, 1997 and recorded May 22, 1997 of Wilshire International de Mexico, S.A. de C.V. (55)

10.109	Management Services Agreement dated October 8, 1997 among Wilshire International de Mexico S.A. de C.V., Tecnicas Mexicanas de Ensamble, S.A. de C.V., and Made in Mexico, Inc. (55)

10.110	Assembly (Maquila) Agreement and Commodatum Agreement dated February 3, 1998, between the Registrant and Wilshire International de Mexico S.A. de C.V. (55)

10.111	Demand Note dated March 10, 1998 between the Registrant and Trilon Dominion Partners, L.L. C. (56)

10.112	Amended and Restated Credit Agreement and Revolving Line of Credit (the “Amended Agreement”) dated March 31, 1998 between the Registrant and Trilon Dominion Partners, L.L.C., exclusive of certain schedules. (56)

10.113	Warrant dated March 31, 1998 to purchase 650,000 shares of the Registrant’s Common Stock, issued to Trilon Dominion Partners, L.L.C. pursuant to the Amended Agreement. (56)

10.114	Springing Warrant dated March 31, 1998 to purchase 250,000 shares of the Registrant’s Common Stock, issued to Trilon Dominion Partners, L.L.C. pursuant to the Amended Agreement. (56)

10.115	Grid Promissory Note dated March 31, 1998 between the Registrant and Trilon Dominion Partners L.L.C. issued under the Amended Agreement. (56)

10.116	Employment Agreement dated May 18, 1998 between the Registrant and Mr. Paul Fennell. (57)

10.117	Sales Representative Agreement dated June 1, 1998 between the Registrant and Exxustech, Inc. (57)

10.118	Exclusive Product Supply Agreement dated July 28, 1998 between the Registrant and Time Release Sciences, Inc. (57)

10.119	Independent Consultant Agreement dated August 5, 1998 between the Registrant and Percura, Inc. (57)

10.120	Employment Agreement dated August 17, 1998 between the Registrant and Mr. Kevin Mulvihill. (57)

10.121	Demand Note dated August 5, 1998 between the Registrant and Trilon Dominion Partners, L.L.C. (57)

10.122	Demand Note dated September 1, 1998 between the Registrant and Trilon Dominion Partners, L.L.C. (57)

10.123	Demand Note dated October 1, 1998 between the Registrant and Trilon Dominion Partners, L.L.C. (57)

10.124	Distributor Agreement dated October 15, 1998 between the Registrant and Foamex Asia Company, Ltd. (58)

10.125	Demand Note dated November 2, 1998 between the Registrant and Trilon Dominion Partners, L.L.C. (58)

10.126	Demand Note dated December 1, 1998 between the Registrant and Trilon Dominion Partners, L.L.C. (58)

10.127	Demand Note dated January 4, 1999 between the Registrant and Trilon Dominion Partners, L.L.C. (58)

10.128	Demand Note dated February 1, 1999 between the Registrant and Trilon Dominion Partners, L.L.C. (58)

10.129	Amendment dated December 31, 1998, to the Amended Agreement dated March 31, 1998 between the Registrant and Trilon Dominion Partners, L.L.C. (58)

10.130	Sublease Agreement dated December 9, 1998 between the Registrant and Software of the Month Club, Inc. (58)

10.131	Sublease Agreement dated December 14, 1998 between the Registrant and Intecon Systems, Inc. (58)

10.132	Distributor Agreement dated January 1, 1999, between the Registrant and VWR Scientific Products Corporation. (58)

10.133	Demand Note dated February 23, 1999 between the Registrant and Trilon Dominion Partners, L.L.C. (59)

10.134	Employment Agreement dated February 8, 1999 between the Registrant and Ms. Kathleen Terry. (59)

10.135	Demand Note dated April 1, 1999 between the Registrant and Trilon Dominion Partners, L.L.C. (59)

10.136	Form of stock option granted on May 18,1998 to Mr. Paul Fennell. (59)

10.137	Form of stock option granted on August 17,1998 to Mr. Kevin Mulvihill. (59)

10.138	Form of stock option granted on February 8, 1999 to Ms. Kathleen Terry. (59)

10.139	Demand Note dated April 23, 1999 between the Registrant and Trilon Dominion Partners, L.L.C. (60)

10.140	Demand Note dated May 6, 1999 between the Registrant and Trilon Dominion Partners, L.L.C. (60)

10.141	Demand Note dated June 7, 1999 between the Registrant and Trilon Dominion Partners, L.L.C. (60)

10.142	Demand Note dated July 5, 1999 between the Registrant and Trilon Dominion Partners, L.L.C. (60)

10.143	Form of stock option granted on April 15, 1999 to Mr. Paul Fennell. (60)

10.144	Form of stock option granted on April 15, 1999 to Mr. Dan Jennings. (60)

10.145	Form of stock option granted on April 15, 1999 to Mr. Shawn Roberts. (60)

10.146	Form of stock option granted on May 12, 1999 to Mr. Lee Jared. (60)

10.147	Form of stock option granted on May 12, 1999 to Mr. Ben Zarza. (60)

10.148	Form of stock option granted on April 15, 1999 to Ms. Grace Reasoner. (60)

10.149	Demand Note dated August 9, 1999 between the Registrant and Trilon Dominion Partners, L.L.C. (61)

10.150	Demand Note dated September 2, 1999 between the Registrant and Trilon Dominion Partners, L.L.C. (61)

10.151	Demand Note dated October 1, 1999 between the Registrant and Trilon Dominion Partners, L.L.C. (61)

10.152	Form of stock option granted on August 13, 1999 to Mr. Paul Fennell. (61)

10.153	Form of stock option granted on August 13, 1999 to Ms. Kathleen Terry. (61)

10.154	Form of stock option granted on August 13, 1999 to Mr. Charles Black. (61)

10.155	Form of stock option granted on August 13, 1999 to Mr. Joe Davis. (61)

10.156	Form of stock option granted on August 13, 1999 to Mr. Ralph Whitworth. (61)

10.157	Form of stock option granted on August 13, 1999 to Mr. John Van Egmond. (61)

10.158	Demand Note dated November 2, 1999 between the Registrant and Trilon Dominion Partners, L.L.C. (62)

10.159	Demand Note dated December 3, 1999 between the Registrant and Trilon Dominion Partners, L.L.C. (62)

10.160	Amendment dated December 31, 1999, to the Amended Agreement dated March 31, 1998 between the Registrant and Trilon Dominion Partners, L.L.C. (62)

10.161	Demand Note dated February 1, 2000 between the Registrant and Trilon Dominion Partners, L.L.C. (62)

10.162	Letter of Intent to purchase Assets of Wilshire Contamination Control Division by Foamex Asia Co. Ltd. (62)

10.163	Demand Note dated March 2, 2000 between the Registrant and Trilon Dominion Partners, L.L.C. (63)

10.164	Demand Note dated April 5, 2000 between the Registrant and Trilon Dominion Partners, L.L.C. (63)

10.165	Demand Note dated May 10, 2000 between the Registrant and Trilon Dominion Partners, L.L.C. (66)

10.166	Demand Note dated June 1, 2000 between the Registrant and Trilon Dominion Partners, L.L.C. (66)

10.167	Letter of Agreement by Company’s Independent auditors, Ernst and Young LLP for termination of services. (65)

10.168	Unaudited Pro forma Consolidated Financial Statements for sale of certain assets and selected liabilities of the Company’s Wilshire Contamination Control Division to Foamex Asia Co. Ltd. (66)

10.169	Amendment to Amended and Restated Credit Agreement (66)

10.170	Letter of Intent between Wilshire Technologies Inc. and the Lycra Division of DuPont. (66)

10.171	Form of stock option granted on May 1, 2000 to Ms. Kathleen Terry. (66)

10.172	Form of stock option granted on May 1, 2000 to Mr. Chuck Black. (66)

10.173	Form of stock option granted on May 1, 2000 to Mr. Ron Cantwell. (66)

10.174	Form of stock option granted on May 1, 2000 to Mr. Joe Davis. (66)

10.175	Form of stock option granted on May 1, 2000 to Mr. David Heavenridge. (66)

10.176	Form of stock option granted on May 1, 2000 to Mr. John Van Egmond. (66)

10.177	Asset Purchase Agreement relating to the sale of assets and selected liabilities of the Company’s Contamination Control Division to Foamex Asia Co. Ltd. (66)

10.178	Demand Note dated July 5, 2000 between the Registrant and Trilon Dominion Partners, L.L.C. (67)

10.179	Demand Note dated August 7, 2000 between the Registrant and Trilon Dominion Partners, L.L.C. (67)

10.180	Demand Note dated September 6, 2000 between the Registrant and Trilon Dominion Partners, L.L.C. (67)

10.181	Product Development, Purchase & License Agreement dated September 18, 2000 between E. I. DuPont de Nemours and Wilshire Technologies Inc. (67)

10.182	Stock Option Agreement dated September 18, 2000 between E. I. DuPont de Nemours and Wilshire Technologies Inc. (67)

10.183	Trademark License Agreement dated September 18, 2000 between E. I. DuPont de Nemours and Wilshire Technologies Inc. (67)

10.184	Demand Note dated October 5, 2000 between the Registrant and Trilon Dominion Partners, L.L.C. (68)

10.185	Demand Note dated November 6, 2000 between the Registrant and Trilon Dominion Partners, L.L.C. (68)

10.186	Employment Agreement dated November 13, 2000 between the Registrant and Mr. Derek Warneke (68)

10.187	Form of stock option granted on November 13, 2000 to Mr. Derek Warneke (68)

10.188	Demand Note dated December 5, 2000 between the Registrant and Trilon Dominion Partners, L.L.C. (68)

10.189	Amendment to employees and Facilities Agreement dated December 31, 2000 between Foamex Asia Co., LTD and Wilshire Technologies Inc. (68)

10.190	Amendment dated January 17, 2001 to the Amended Agreement dated March 31, 1998 between the Registrant and Trilon Dominion Partners, L.L.C. (68)

10.191	Demand Note dated January 5, 2001 between the Registrant and Trilon Dominion Partners, L.L.C. (69)

10.192	Demand Note dated February 5, 2001 between the Registrant and Trilon Dominion Partners, L.L.C. (69)

10.193	Letter dated March 28, 2001 to Holders of the Warrants expiring November 28, 2002 re: change in Warrant Exercise Price and in number of shares issuable on exercise (69)

10.194	Demand Note dated March 2, 2001 between the Registrant and Trilon Dominion Partners, L.L.C. (70)

10.195	Demand Note dated April 2, 2001 between the Registrant and Trilon Dominion Partners, L.L.C. (70)

10.196	Demand Note dated May 3, 2001 between the Registrant and Trilon Dominion Partners, L.L.C. (70)

10.197	Demand Note dated May 29, 2001 between the Registrant and Trilon Dominion Partners, L.L.C. (70)

10.198	Wilshire Technologies, Inc. 1995 Stock Option Plan as amended May 25, 2001 (71)

10.199	Demand Note dated June 28, 2001 between the Registrant and Trilon Dominion Partners, L.L.C. (72)

10.200	Demand Note dated August 1, 2001 between the Registrant and Trilon Dominion Partners, L.L.C. (72)

10.201	Demand Note dated August 28, 2001 between the Registrant and Trilon Dominion Partners, L.L.C. (72)

10.202	Stock Option Agreement dated December 17, 2001 between Trilon Dominion Partners, LLC and Wilshire Technologies Inc (73)

10.203	Stock Option Agreement dated December 17, 2001 between E. I. DuPont de Nemours, Trilon Dominion Partners, LLC and Wilshire Technologies Inc (73)

(b)  Reports on form 8-K:

          None.

21	Subsidiaries of the Registrant. (55)

          99        Risks and Uncertainties in Forward-Looking Statements. (51)

NOTE: Certain of the Exhibits listed above are incorporated herein by reference to other documents previously filed with the Commission as follows:

Note	Document to which	Exhibit Designation in
Reference	Cross Reference is Made	such Document

1	Incorporated to the identically numbered Exhibit to Form 10-KSB for fiscal 1993
2	Form 8-K dated May 23, 1994 (the “1994 8-K”)	1

3	1994 8-K	4

4	1994 8-K	2

5	1994 8-K	3

6	Form 10-KSB for fiscal 1993	28

7	Incorporated to the identically numbered Exhibit in Form 10-KSB for fiscal 1994 (the “1994 KSB”)

8	1994 8-K	3(i)

9	1994 8-K	4(a)

10	1994 KSB	4(b)

11	1994 KSB	4(c)

12	1994 KSB	4(d)

13	1994 KSB	4(e)

14	Form 10-QSB dated July 12, 1995 (the “July 1995 QSB”)	10.1

15	July 1995 QSB	10.2

16	July 1995 QSB	10.3

Note	Document to which	Exhibit Designation in
Reference	Cross Reference is Made	such Document

17	Form 10-QSB dated October 10, 1995 (the “October 1995 QSB”)	10.1

18	October 1995 QSB	10.2

19	Form 8-K dated August 7, 1995	2

20	October 1995 QSB	10.4

21	October 1995 QSB	10.5

22	October 1995 QSB	10.6

23	October 1995 QSB	10.7

24	October 1995 QSB	10.8

25	October 1995 QSB	10.9

26	October 1995 QSB	10.10

27	October 1995 QSB	10.11

28	October 1995 QSB	10.12

29	October 1995 QSB	10.13

30	October 1995 QSB	10.14

31	October 1995 QSB	10.15

32	October 1995 QSB	10.16

33	October 1995 QSB	10.17

34	October 1995 QSB	10.18

35	Form 8-K dated January 10, 1996 (the “January 1996 8-K):	1

36	January 1996 8-K	2

37	January 1996 8-K	3

38	January 1996 8-K	4

39	January 1996 8-K	5

40	January 1996 8-K	6

41	January 1996 8-K	7

42	January 1996 8-K	8

Note	Document to which	Exhibit Designation in
Reference	Cross Reference is Made	such Document

43	January 1996 8-K	9

44	January 1996 8-K	10

45	Incorporated to the identically numbered Exhibit in Form 10-KSB for fiscal 1995

46	Incorporated to the identically numbered Exhibit in Form 10-QSB dated April 10, 1996

47	Incorporated to the identically numbered Exhibit in Form 10-QSB dated July 10, 1996

48	Incorporated to the identically numbered Exhibit in Form 10-QSB dated October 11, 1996	3(i)(a)

49	Form 8-K dated May 24, 1996 (the “May 1996 8-K”)

50	May 1996 8-K	3(i)(b)

51	Incorporated to the identically numbered Exhibit in Form 10-KSB dated February 24, 1997

52	Incorporated to the identically numbered Exhibit in Form 10-QSB dated April 11, 1997

53	Incorporated to the identically numbered Exhibit in Form 10-QSB dated July 9, 1997

54	Incorporated to the identically numbered Exhibit in Form 10-QSB dated October 10, 1997

55	Incorporated to the identically numbered Exhibit in Form 10-QSB dated February 25, 1998

56	Incorporated to the identically numbered Exhibit in Form 10-QSB dated April 10, 1998

57	Incorporated to the identically numbered Exhibit in Form 10-QSB dated October 12, 1998

Note	Document to which	Exhibit Designation in
Reference	Cross Reference is Made	such Document

58	Incorporated to the identically numbered Exhibit in Form 10-KSB for fiscal year 1998 (the “1998” KSB)

59	Incorporated to the identically numbered Exhibit in Form 10-QSB dated April 7, 1999

60	Incorporated to the identically numbered Exhibit in Form 10-QSB dated July 12, 1999

61	Incorporated to the identically numbered Exhibit in Form 10-QSB dated October 15, 1999

62	Incorporated to the identically numbered Exhibit in Form 10-KSB for fiscal year (the “1999) KSB)

63	Incorporated to the identically numbered Exhibit in Form 10-QSB for the quarter ended February 28, 2000

64	Form 8-K dated July 14, 2000

65	Form 8-K dated June 28, 2000

66	Incorporated to the identically numbered Exhibit in Form 10-QSB for the quarter ended May 31, 2000

67	Incorporated to the identically numbered Exhibit in Form 10-QSB for the quarter ended August 31, 2000

68	Incorporated to the identically numbered Exhibit in Form 10-KSB for fiscal year (the “2000” KSB)

69	Incorporated to the identically numbered Exhibit in Form 10-QSB for the quarter ended February 28, 2001

70	Incorporated to the identically numbered Exhibit in Form 10-QSB for the quarter ended May 31, 2001

71	March 23, 2001 Proxy Statement	A

72	Incorporated to the identically numbered Exhibit in Form 10-QSB for the quarter ended August 31, 2001

Note	Document to which	Exhibit Designation in
Reference	Cross Reference is Made	such Document

73	Form 8-K dated December 31, 2001

Reports on form 8-K.

     None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE TECHNOLOGIES, INC

Dated: February 25, 2002	By:	/s/ Kevin T. Mulvihill
Kevin T. Mulvihill, President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ronald W. Cantwell Ronald W. Cantwell	Director and Chairman of the Board	February 25, 2002

/s/ Kevin T. Mulvihill Kevin T. Mulvihill	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2002

/s/ Kathleen E. Terry Kathleen E. Terry	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 25, 2002

/s/ Charles H. Black Charles H. Black	Director	February 25, 2002

/s/ Joe E. Davis Joe E. Davis	Director	February 25, 2002

/s/ John Van Egmond John Van Egmond	Director	February 25, 2002

EXHIBIT INDEX

Exhibit
Number	Description

10.204	Form of stock option granted on June 30, 2001 to Charles Black

10.205	Form of stock option granted on June 30, 2001 to Joe Davis

10.206	Form of stock option granted on June 30, 2001 to Ron Cantwell

10.207	Form of stock option granted on June 30, 2001 to John van Egmond

10.208	Demand Note dated October 5, 2001 between the Registrant and Trilon Dominion Partners, L.L.C.

10.209	Form of stock option granted on November 13, 2001 to Mr. Derek Warneke

10.210	Demand Note dated November 5, 2001 between the Registrant and Trilon Dominion Partners, L.L.C.

10.211	Amendment to employees and Facilities Agreement dated December 19, 2001 between Foamex Asia Co., LTD and Wilshire Technologies Inc.

10.212	Amendment dated January 15, 2002 to the Amended Agreement dated March 31, 1998 between the Registrant and Trilon Dominion Partners, L.L.C.