Form 10QSB
period 2002-02-28
WILSHIRE TECHNOLOGIES INC
filed 2002-04-15
CIK 891762

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

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

(760) 929-7200
(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The number of shares outstanding of the registrant’s only class of Common Stock, no par value, were 20,964,423 on April 7, 2002.

     Transitional Small Business Disclosure Format. Yes [   ] No [X]

WILSHIRE TECHNOLOGIES, INC.

Wilshire Technologies, Inc.
Condensed Consolidated Balance Sheets
(See Note 2)

PART 1

Item 1.

	February 28,	November 30,
	2002	2001

Assets	(Unaudited)	(Note 1)
Current assets:
Cash	$728,000	$314,000
Accounts receivable trade, less allowance for doubtful accounts of $375 at both February 28, 2002 and November 30, 2001	56,000	46,000
Inventories (Note 3)	24,000	38,000
Other current assets	865,000	320,000

Total current assets	1,673,000	718,000
Property and equipment, net	2,891,000	2,644,000
Patents and trademarks, net	32,000	29,000
Receivable due from sale of division (Note 4)	687,000	687,000

	$5,283,000	$4,078,000

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$102,000	$171,000
Accrued expenses	520,000	390,000
Interest payable-related party (Note 5)	5,611,000	5,164,000
Line of credit – related party (Note 5)	20,068,000	18,704,000

Total current liabilities	26,301,000	24,429,000

Commitments and contingencies
Shareholders’ deficit
Preferred stock, no par value, 2,000,000 shares authorized and none issued or outstanding	—	—
Common stock, no par value, 50,000,000 shares authorized; 20,964,423 shares issued and outstanding	27,204,000	25,912,000
Common stock warrants and options	870,000	495,000
Accumulated deficit	(49,092,000)	(46,758,000)

Total shareholders’ deficit	(21,018,000)	(20,351,000)

	$5,283,000	$4,078,000

See accompanying notes to financial statements.

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(See Note 2)

	Three-Month Periods Ended

	February 28,	February 28,
	2002	2001

Net sales	$79,000	$11,000
Cost of sales	997,000	529,000

Gross loss	(918,000)	(518,000)

Operating expenses:
Marketing and selling	194,000	145,000
General and administrative	442,000	441,000
Research and development	1,000	21,000

Total operating expenses	637,000	607,000

Loss from operations	(1,555,000)	(1,125,000)
Other income, net	57,000	87,000
Interest expense, net	(835,000)	(444,000)

Loss before provision for income taxes	(2,333,000)	(1,482,000)
Provision for income taxes	1,000	1,000

Net loss	$(2,334,000)	$(1,483,000)

Weighted average shares outstanding	17,634,000	12,953,000

Basic and diluted loss per share	$(0.13)	$(0.11)

See accompanying notes to financial statements.

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(See Note 2)

	Three-Month Periods Ended

	February 28,	February 28,
	2002	2001

Operating activities
Net loss	$(2,334,000)	$(1,483,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,000	165,000
Options Issued to Majority Shareholder	375,000	—
Provision for inventory obsolescence	(14,000)	—
Net change in operating assets and liabilities
Decrease (increase) in accounts receivable	(10,000)	1,000
Decrease (increase) in inventories	27,000	—
Decrease (increase) in other current assets	(545,000)	(15,000)
Increase (decrease) in accounts payable and accrued expenses	61,000	72,000
Increase in interest payable	447,000	446,000

Net cash used in operating activities	(1,823,000)	(814,000)

Investing activities
Purchases of equipment	(416,000)	(19,000)
Increase (decrease) in other assets	(2,000)	—

Net cash used in investing activities	(418,000)	(19,000)

Financing activities
Proceeds from line of credit	2,643,000	1,000,000
Forgiveness of debt	12,000	—

Net cash provided by financing activities	2,655,000	1,000,000

Net increase (decrease) in cash	414,000	167,000
Cash – beginning of period	314,000	413,000

Cash – end of period	$728,000	$580,000

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

Basis of Presentation

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion Partners, LLC (“Trilon Dominion” - previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 2002.

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended November 30, 2001.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

NOTE 2. GOING CONCERN

The Company’s consolidated financial statements included elsewhere herein have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $24,628,000; shareholders’ deficit of $21,018,000 as of February 28, 2002, has suffered substantial recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on the Company’s ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurance that the Company will be able to raise additional capital in the future.

The Company anticipates continuing substantial negative cash flow from operating and investing activities through the next twelve months. The Company has projected its cash flow needs to be approximately $9 million for fiscal 2002. Trilon Dominion, the Company’s largest shareholder with over 87% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through the next twelve months to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to fund working capital and investment activities, (b) to obtain additional outside financing, and (c) ultimately sustain profitability. Management’s recent actions in regard to these matters are as follows:

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

In accordance with the terms of the sale agreement, a payment in the amount of $258,000 was received from Foamex Asia Co. Ltd., on November 29, 2001 and applied against the receivable. In March of 2002, the Company received another payment of approximately $242,000 from Foamex Asia Co. Ltd., which further reduced the principal balance to $445,000.

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

The Company began production of the new gloves in the second quarter of 2001 and believes that the new, improved DuraCLEAN® gloves using Lycra® eglantine fiber will offer the market a glove with improved cleanliness, durability and comfort. The glove will also have excellent ESD properties. The glove has the distinct advantage of being able to be used as a one time disposable product or, because of its durability, can be relaundered and used multiple times. The relaunderability benefit is a significant factor as it allows for a reduction in the cost of the glove and a large reduction in the waste stream of the customer, which is a growing concern in the market.

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

The Company believes that with the potential of a return of $2,500,000 million on the sale of its contamination control division to Foamex Asia Co., Ltd., with the cost-sharing agreements in place to lower operating costs, and with the sales of its new glove, the Company will position itself to begin generating sufficient cash flow to fund working capital and investment activities by early 2003. If the Company does attain its sales goals, it believes that it will be able to raise additional capital, as needed in the future. There can be no assurances, however, that the Company will be successful in any of the above mentioned actions or plans on a timely basis, or at all.

NOTE 3. FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

	February 28,	November 30,
	2002	2001

Raw materials	$27,000	$40,000
Finished goods	15,000	30,000
Inventory reserves	(18,000)	(32,000)

	$24,000	$38,000

NOTE 4. SALE OF DIVISION

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

As no proceeds were due to the Company on the date of closing, the Company has recorded a receivable, which equates to the net book value of the net assets sold. Such receivable totals $945,000. The Company has a secured interest in the net assets sold. All payments of the sales price will be applied against the receivable, under the cost recovery method, with no recognition of gain until the receivable is paid in full. The Company believes that the asset recorded is not impaired. On November 29, 2001, the Company received a payment of $258,000 from Foamex Asia Co. Ltd., in compliance with the terms of the Agreement, which was applied against the receivable. In March of 2002, the Company received another payment of approximately $242,000 from Foamex Asia Co. Ltd., which further reduced the principal balance to $445,000.

The Buyer has made all payments as required by the sale agreement on a timely basis, and has represented both verbally and in writing to the Company that it has the financial ability to meet its payment obligations. Management has not received any financial information with which to evaluate the Buyer’s ability to pay the receivable, as the Buyer is not obligated to provide the financial statements. As such, while uncertainty exists as to the collectibility of the receivable, management has no reason to believe that the receivable will not be collected on a timely basis.

In addition to the sale of assets, the Buyer and Seller entered into an agreement (the “Ongoing Service Agreement”) where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex’s ongoing operation of the Division’s business. The agreement commenced on May 19, 2000 and has been subsequently amended to continue until December 31, 2002. The Company anticipates receiving approximately $550,000 in consulting fees from the agreement during fiscal year 2002. The Company received payments totaling $110,000 and $89,000 for services provided under this agreement during the 3 month periods ended February 28, 2002 and 2001, respectively.

NOTE 5. LINE OF CREDIT

On March 31, 1998, the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the “Amended Agreement”) secured by the Company’s assets.

The Agreement has been extended through a number of amendments to January 31, 2003. Through fiscal 1999, the Company issued $11,935,000 of demand notes bearing interest at rates of 11.5% and prime plus 3%.

In fiscal 2000, the Company issued demand notes totaling $2,813,000 under the line of credit agreement. The notes issued in fiscal 2000 bear interest at a rate of prime plus 3% (13.0% at November 30, 2000).

For the first nine months of fiscal 2001, the Company issued demand notes totaling $3,165,000 at a rate of prime plus 3%. All of the notes are due on demand. On October 5, 2001, November 5, 2001 and December 7, 2001, the Company issued additional demand notes totaling $1,279,000 at a prime rate of prime plus 3%.

On December 17, 2001, the Company signed a Stock Option Agreement with Trilon. Under the Trilon agreement, the Company issued to Trilon 8,011,038 shares of the Company’s unissued authorized stock in cancellation of three demand notes plus respective interest which totaled $1,291,000.

The Agreement also granted to Trilon the following three options: (i) an option, issued on December 17, 2001, to purchase 16,445,900 shares of Common Stock at $0.14 per share, exercisable at any time before 2003; (ii) an option, to be issued upon approval of an increase in the Company’s authorized stock, to purchase an additional 1,600,000 shares of Common Stock, which may also be purchased at $0.14 per share at any time before 2003; and (iii) an additional option to purchase from the Company at $0.14 per share that number of shares of Common Stock necessary to increase Trilon’s beneficial ownership of the Company’s Common Stock to 90% of the shares outstanding after exercise of all options granted in the Agreement and after the deemed exercise of all other then outstanding options and warrants. The options granted to Trilon under the Agreement may be exercised for cash or, at Trilon’s election, by canceling outstanding indebtedness of the Company to Trilon in an amount equal to the exercise price. The fair value of the options granted was estimated to be $375,000, which was recorded as a charge to earnings in the first quarter of 2002.

The Company issued two additional demand notes during the first three months of fiscal 2002. On January 9, 2002 and February 13, 2002, demand notes totaling $2,155,000 were issued at a rate of prime plus 3% (7.75% at February 28, 2002).

NOTE 6. COMMITMENTS AND CONTINGENCIES

Breast Implant Litigation

During the first three months of 2002, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2001, under Note 7 to the consolidated financial statements included therein.

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

Overview

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion (previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes that Trilon Dominion will continue to support the Company’s working capital needs as necessary through the end of fiscal year 2002. (See discussion on Going Concern in Note 2 of the Notes to the Consolidated Financial Statements).

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

As no proceeds were due to the Company on the date of closing, the Company recorded a receivable in the amount of $945,000, which equates to the net book value of the net assets sold. The Company has a secured interest in the net assets sold. All payments of the sales price will be applied against the receivable, under the cost recovery method, with no recognition of gain until the receivable is paid in full. The Company believes that the asset recorded is not impaired. On November 29, 2001, the Company received a payment of $258,000 from Foamex Asia Co. Ltd., in compliance with the terms of the Agreement, which was applied against the receivable. In March of 2002, the Company received another payment of approximately $242,000 from Foamex Asia Co. Ltd., which further reduced the principal balance to $445,000.

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

The Agreement grants the Company an exclusive two-year license to purchase the “Material” for the manufacture of its glove for sale into the cleanroom, non-medical glove markets of North America, Asia (ex-Japan) and Japan. The Agreement allows for up to three annual extensions of the exclusivity period for the purchasing rights and for the selling rights into North America and Asia (ex-Japan) upon the Company meeting certain performance criteria. In order to maintain the exclusivity of the purchasing and selling rights beyond the initial two-year period, the Company is required to meet annual revenue thresholds of $6.9M, $16.3M and $26.5M for the 12-month periods ending June 30, 2003, 2004 and 2005, respectively. If the Company does not meet the stated minimum revenue requirement, the Company can obtain annual non-exclusive rights in these markets upon achievement of lesser annual thresholds of $3.45M, $8.15M and $13.25M for the 12-month periods ending June 30, 2003, 2004 and 2005, respectively. There can be no assurance that the Company will achieve these revenue levels to satisfy the minimum revenue requirements to extend its rights to use DuPont’s Material, on an exclusive basis, for periods beyond the initial two-year period.

Under the Agreement, the Company is required to purchase all its polyurethane requirements from DuPont through the end of 2005, if the extensions are exercised. In conjunction with the Agreement, the Company also entered into a Trademark License Agreement with Dupont that allows the Company to market the new polyurethane glove under the Lycra trademark.

As partial consideration, in fiscal year 2000, the Company granted a stock option to DuPont to purchase up to 2,000,000 shares of its common stock at an exercise price of $.50 a share. This option was cancelled effective December 17, 2001 at which time the Company granted DuPont a different option with an exercise price of $1 million.

Upon exercise of the new option, DuPont would receive 10% of the proceeds (as defined in the option) from (i) any voluntary or involuntary liquidation, dissolution or winding up of the Company, (ii) the sale of substantially all of the Company’s assets by the Company, or (iii) the acquisition of the Company by another entity, not affiliated with Trilon Dominion, by means of a merger or other form of corporate reorganization in which the outstanding shares of the Company are exchanged for securities or other consideration issued by or on behalf of the acquiring corporation (collectively a “Liquidation”).

In the event of Liquidation before December 31, 2004, the option becomes exercisable on the day the Liquidation occurs. If there has been no Liquidation before December 31, 2004, the option becomes exercisable on December 30, 2004 and, if not exercised, expires at the close of business on that day. The Company, may in its sole discretion, extend the December 31, 2004 date on at least 15 calendar days prior written notice to DuPont.

During fiscal year 2001, the Company finalized a commercial version of DuraCLEAN® with Lycra® glove. The Company began a controlled production ramp as it focused on process and yield improvement programs.

The process and yield improvement programs were completed in the last half of fiscal year 2001, along with the completion of extensive tests for cleanliness, durability, strength and comfort.

The Company initially targeted its glove sales to the Japanese semiconductor and diskdrive industries and introduced the glove for evaluations at key customer sites. In the second half of 2001, the Company introduced the new glove into the US Medical Device market.

In October 2001, the Company finished a retrofit of its glove dipping line to maximize production capacity for the new glove. As part of the retrofit program, the Company made a strategic decision to design new glove formers in order to improve the fit of the glove and thus improve product yields. Vendor design changes pushed the delivery of the formers from the first quarter of fiscal year 2002 to the second quarter, respectively. Consequently, during the first quarter of fiscal 2002, the Company experienced lower production levels than planned as it continued to produce gloves on the old glove formers.

The Company received orders from key Japanese semiconductor and diskdrive customers totaling $155,000 during the first three months of fiscal 2002, and shipped $79,000 of product against those orders. The Company has received additional orders for the glove totaling $246,000 during the second quarter to date of fiscal 2002. Even though the delay of the new formers has reduced the Company’s production levels, the Company believes it will be able to meet all open purchase order commitments.

The sale of the Company’s Wilshire Contamination Control Division along with the extensive development cycle of the new glove has continued to impact the Company’s ability to generate cash. The Company further anticipates that additional funding of working capital totaling approximately $9 Million through fiscal year 2002, will be required as the Company focuses on ramping up sales of its new polyurethane glove.

As of November 30, 2001, the Company had used its current credit facilities. Consequently, in order to raise funds to support its working capital needs for fiscal 2002, the Company signed a Stock Option Agreement with Trilon Dominion Partners, L.L.C. (“Trilon”).

Under the Trilon agreement, on December 17, 2001 the Company issued to Trilon (the Company’s largest shareholder owning over 87% of the Company’s outstanding shares), 8,011,038 shares of the Company’s unissued authorized stock in cancellation of $1,291,000 of indebtedness and interest. The Agreement also granted to Trilon the following three options: (i) an option, issued on December 17, 2001, to purchase 16,445,900 shares of Common Stock at $0.14 per share, exercisable at any time before 2003; (ii) an option, to be issued upon approval of an increase in the Company’s authorized stock, to purchase an additional 1,600,000 shares of Common Stock, which may also be purchased at $0.14 per share at any time before 2003; and (iii) an additional option to purchase from the Company at $0.14 per share that number of shares of Common Stock necessary to increase Trilon’s beneficial ownership of the Company’s Common Stock to 90% of the shares outstanding after exercise of all options granted in the Agreement and after the deemed exercise of all other then outstanding options and warrants. The options granted to Trilon under the Agreement may be exercised for cash or, at Trilon’s election, by canceling outstanding indebtedness of the Company to Trilon in an amount equal to the exercise price.

The Agreement contains certain covenants regarding corporation events which restrict the Company, without the prior written consent of Trilon, from (a) issuing any shares of its Preferred Stock, (b) issuing any shares of its Common Stock except pursuant to warrants or options outstanding on the date hereof, (c) paying any dividend payable in stock (of any class or classes) or in any obligations or stock convertible into or exchangeable for shares of Common Stock, upon its Common Stock or make any distribution (other than ordinary cash dividends) to holders of its Common Stock, (d) granting to holders of its Common Stock generally any rights or options, (e) effecting any capital reorganization or reclassification of capital stock of the Company, (f) consolidating with, or merging into, any other corporation or to transfer its property as an entirety or substantially as an entirety, or (g) effecting the liquidation, dissolution or winding up of the Company. These covenants remain in effect until the above mentioned options have been exercised or expired. In connection with any consent of Trilon to the foregoing, Trilon may require adjustments to the exercise price in order to protect its purchase rights with respect to the option. The fair value of the options granted was estimated to be $375,000, which was recorded as a charge to earnings in the first quarter of 2002.

Trilon Dominion has advised the Company that it will continue to support the Company as necessary through the end of fiscal year 2002 through the exercise of options under this agreement; however no assurance of their support can be given. (See discussion on Going Concern in Note 2 of the Notes to the Consolidated Financial Statements).

Results of Operations

Net Sales

The Company markets its products directly to end-users through a limited number of internal sales personnel as well as through international, national and regional distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net sales increased by $68,000 (618%) to $79,000 for the first three months of fiscal year of 2002 as compared to sales of $11,000 for the comparable period in 2001. The increase in sales for the year was due to the sales of the Company’s DuraCLEAN® with Lycra® glove to key Japanese semiconductor and diskdrive customers. In the first quarter of fiscal 2002, the Company received orders from key Japanese semiconductor and diskdrive customers totaling $155,000 during the first three months of fiscal 2002, and shipped $79,000 of product against those orders.

Gross Margin

For the first quarter of fiscal 2002, the Company recorded a negative gross margin of $918,000 as compared to a negative gross margin of $518,000 for the first quarter of fiscal 2001. The losses for each of the quarters presented were primarily attributable to high-unabsorbed operating costs of its glove manufacturing plant as the Company focused upon the development of a new polyurethane glove made with proprietary material supplied by Dupont.

Marketing and Selling Expenses

Marketing and selling expenses increased by $49,000 (34%) to $194,000 for the quarter ended February 28, 2002 from $145,000 for the comparable period of 2001. The 2002 increase, as compared to 2001, was primarily attributable to an increase in headcount as well as an increase in marketing, tradeshow and travel expenses associated with the introduction of the new glove to customers.

General and Administrative Expenses

General and administrative expenses include costs related to the Company’s administrative costs such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities.

General and administrative expenses remained essentially unchanged (increased by $1,000) to $442,000 for the first quarter of fiscal year 2002 from $441,000 for the first fiscal quarter of 2001. The increase in expense was due to the accrual of a company bonus plan for 2002 mitigated by decreases in executive headcount.

Research and Development

Research and development expenses decreased by $20,000 (95.0%) to $1,000 for the first three months of fiscal 2002 from $21,000 for the comparable period in 2001. The decrease was primarily due to the commercialization of the Company’s DuraCLEAN® with Lycra® glove during the last half of fiscal year 2001.

Other Income/Expense

Other Income of $57,000 decreased by $30,000 (35%) for the first three months of fiscal year 2002 as compared to $87,000 of Other Income for the comparable period in 2001. The decrease is primarily due to the payment of $44,000 for the purchase of a new automobile for Mr. Steve Scibelli, a former President and CEO of the Company, as dictated by Mr. Scibelli’s Employment Agreement

The Company recorded royalty expense of $8,000 to DuPont in the first three months of fiscal 2002 related to sales of its new glove as stipulated by the Product Development, Purchase and License Agreement (the “Agreement”) with the Lycra® division of E. I. DuPont de Nemours and Company (“DuPont ”).

Interest Expense, Net

Interest Expense increased by $391,000 (114%) to $835,000 for the first three months of fiscal year 2002 as compared to $444,000 of Interest Expense for 2001. The increase in Interest Expense is due to a charge of $375,000 related to the fair value of a stock option agreement entered into with Trilon on December 17, 2001 as well as due to an increase in debt outstanding. The interest expense was related primarily to the line of credit due to Trilon Dominion Partners, LLC. (See Note 5).

Income Taxes

For the quarters ended February 28, 2002, and February 28, 2001, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the condensed financial statements for 2001 and 2002.

Going Concern

The Company’s consolidated financial statements included elsewhere herein have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $24,628,000; shareholders’ deficit of $21,018,000 as of February 28, 2002, has suffered substantial recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on the Company’s ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurance that the Company will be able to raise additional capital in the future.

The Company anticipates continuing substantial negative cash flow from operating and investing activities through the next twelve months. The Company has projected its cash flow needs to be approximately $9 million for fiscal 2002. Trilon Dominion, the Company’s largest shareholder with over 87% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through the next twelve months to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to fund working capital and investment activities, (b) to obtain additional outside financing, and (c) ultimately sustain profitability. Management’s recent actions in regard to these matters are as follows:

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

In accordance with the terms of the sale agreement, a payment in the amount of $258,000 was received from Foamex Asia Co. Ltd., on November 29, 2001 and applied against the receivable. In March of 2002, the Company received another payment of approximately $242,000 from Foamex Asia Co. Ltd., which further reduced the principal balance to $445,000.

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

The Company began production of the new gloves in the second quarter of 2001 and believes that the new, improved DuraCLEAN® gloves using Lycra® eglantine fiber will offer the market a glove with improved cleanliness, durability and comfort. The glove will also have excellent ESD properties. The glove has the distinct advantage of being able to be used as a one time disposable product or, because of its durability, can be relaundered and used multiple times. The relaunderability benefit is a significant factor as it allows for a reduction in the cost of the glove and a large reduction in the waste stream of the customer, which is a growing concern in the market.

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

The Company believes that with the potential of a return of $2,500,000 million on the sale of its contamination control division to Foamex Asia Co., Ltd., with the cost-sharing agreements in place to lower operating costs, and with the sales of its new glove, the Company will position itself to begin generating sufficient cash flow to fund working capital and investment activities by early 2003. If the Company does attain its sales goals, it believes that it will be able to raise additional capital, as needed in the future. There can be no assurances, however, that the Company will be successful in any of the above mentioned actions or plans on a timely basis, or at all.

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

During 2001 and for the first three months of 2002, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in the Company’s operating activities was $1,823,000 for the quarter ended February 28, 2002 versus net cash used in operating activities of $814,000 for the corresponding period in 2001. The increase in the cash used in operating activities was primarily due to the capital expansion of the Company’s glove factory during the first quarter ended February 28, 2002.

Net cash used in investing activities was $418,000 for the first quarter of 2002, versus net cash used in investing activities of $19,000 for the first three months of 2001. The higher investing activities for fiscal 2002 were related to upgrades to the glove production equipment related to the manufacture of the new glove.

Net cash provided by financing activities was $2,655,000 for the first three months of fiscal 2002 versus $1,000,000, for 2001, respectively. The debt financing in both years was obtained from Trilon Dominion Partners, LLC.

On March 31, 1998, the Company and Trilon Dominion completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the “Amended Agreement”) secured by the Company’s assets.

The Agreement has been extended through a number of amendments to January 31, 2003. Through fiscal 1999, the Company issued $11,935,000 of demand notes bearing interest at rates of 11.5% and prime plus 3%.

In fiscal 2000, the Company issued demand notes totaling $2,813,000 under the line of credit agreement. The notes issued in fiscal 2000 bear interest at a rate of prime plus 3% (13.0% at November 30, 2000).

For the first nine months of fiscal 2001, the Company issued demand notes totaling $3,165,000 at a rate of prime plus 3%. All of the notes are due on demand. On October 5, 2001, November 5, 2001 and December 7, 2001, the Company issued an additional demand notes totaling $1,279,000 at a prime rate of prime plus 3%.

On December 17, 2001, the Company signed a Stock Option Agreement with Trilon. Under the Trilon agreement, the Company issued to Trilon 8,011,038 shares of the Company’s unissued authorized stock in cancellation of three demand notes plus respective interest which totaled $1,291,000. The fair value of the option granted was estimated to be $375,000, which was recorded as a charge to earnings in the first quarter of 2002.

The Company issued two additional demand notes during the first three months of fiscal 2002. On January 9, 2002 and February 13, 2002, demand notes totaling $2,155,000 were issued at a rate of prime plus 3% (7.75% at February 28, 2002).

As of April 7, 2002, the Company has used its current credit facilities and anticipates continuing negative cash flow from operating and investing activities through fiscal 2002. The Company has projected its cash flow needs to be approximately $9 Million for the year ending November 2002. Trilon Dominion, the Company’s largest shareholder with over 87% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through fiscal year 2002 to the extent of such budgeted cash flow requirements. However, given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. If such commitment is not met, it is probable that the Company will not have the necessary resources to fund its operations for the next 12 months.

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

For information regarding legal proceedings, refer to the information contained in the Company’s annual report on Form 10-KSB for the fiscal year ended November 30, 2001 under the heading, “Legal Proceedings” and Note 7 to the financial statements therein.

Item 2.	Changes in Securities and Use of Proceeds:

On December 17, 2001, the Company signed a Stock Option Agreement with Trilon Dominion Partners LLP (“Trilon”) in order to raise funds to support its working capital needs for fiscal 2002. Under the Trilon agreement, the Company issued to Trilon 8,011,038 shares of the Company’s unissued authorized stock in cancellation of three demand notes plus respective interest which totaled $1,291,000.

The Agreement also granted to Trilon three options. The shares, the options and the shares underlying the options were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) of such Act. (See further discussion in the Overview section of Item 2. Management’s Discussion and Analysis or Plan of Operation.)

Item 3.	Defaults Upon Senior Securities:

None.

Item 4.	Submission of Matters to a Vote of Security Holders:

None.

Item 5.	Other Information:

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.213	Demand note dated December 7, 2001 between the Registrant and Trilon Dominion Partners, L.L.C.

10.214	Demand note dated January 9, 2002 between the Registrant and Trilon Dominion Partners, L.L.C.

10.215	Demand note dated February 13, 2002 between the Registrant and Trilon Dominion Partners, L.L.C.

10.216	Letter dated April 5, 2002 to Holders of the Warrants expiring November 28, 2002 re: change in Warrant Exercise Price and in number of shares issuable on exercise

(b)	Reports on Form 8-K:

None.

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE TECHNOLOGIES, INC

Dated: April 12, 2002	By:	/S/ Kathleen E. Terry

Kathleen E. Terry Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)