Form 10QSB
period 2002-05-31
WILSHIRE TECHNOLOGIES INC
filed 2002-06-28
CIK 891762

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2002

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

(760) 929-7200
(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [  ]

     The number of shares outstanding of the registrant’s only class of Common Stock, no par value, were 20,964,423 on June 28, 2002.

     Transitional Small Business Disclosure Format. Yes [  ]       No [X]

WILSHIRE TECHNOLOGIES, INC.

PART 1

Item 1.

Wilshire Technologies, Inc.
Condensed Consolidated Balance Sheets
(See Note 2)

	May 31,	November 30,
	2002	2001

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash	$635,000	$314,000
Accounts receivable trade, less allowance for doubtful accounts of $375 at May 31, 2002 and November 30, 2001	58,000	46,000
Inventories (Note 3)	101,000	38,000
Other current assets	466,000	320,000

Total current assets	1,260,000	718,000
Property and equipment, net (Note 4)	4,631,000	2,644,000
Patents and trademarks, net	31,000	29,000
Receivable due from sale of division (Note 5)	179,000	687,000

	$6,101,000	$4,078,000

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$198,000	$171,000
Accrued expenses	667,000	390,000
Interest payable-related party(Note 6)	6,126,000	5,164,000
Line of credit- related party due on demand (Note 6)	22,596,000	18,704,000

Total current liabilities	29,587,000	24,429,000

Commitments and contingencies
Shareholders’ deficit
Preferred stock, no par value, 2,000,000 shares authorized and none issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 20,964,423 shares issued and outstanding	27,204,000	25,912,000
Common stock warrants and options	870,000	495,000
Accumulated deficit	(51,560,000)	(46,758,000)

Total shareholders’ deficit	(23,486,000)	(20,351,000)

	$6,101,000	$4,078,000

See accompanying notes to financial statements.

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(See Note 2)

	Three-Month Period Ended

	May 31,	May 31,
	2002	2001

Net sales	$148,000	$119,000
Cost of sales	1,340,000	638,000

Gross loss	(1,192,000)	(519,000)

Operating expenses:
Marketing and selling	267,000	145,000
General and administrative	561,000	460,000
Research and development	1,000	3,000

Total operating expenses	829,000	608,000

Loss from operations	(2,021,000)	(1,127,000)
Other income, net	67,000	112,000
Interest expense, net	(514,000)	(465,000)

Loss before provision for income taxes	(2,468,000)	(1,480,000)
Provision for income taxes	—	—

Net loss	$(2,468,000)	$(1,480,000)

Weighted average shares outstanding	20,964,000	12,953,000

Basic and diluted loss per share	$(0.12)	$(0.11)

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(See Note 2)

	Six-Month Period Ended

	May 31,	May 31,
	2002	2001

Net sales	$227,000	$130,000
Cost of sales	2,337,000	1,167,000

Gross loss	(2,110,000)	(1,037,000)

Operating expenses:
Marketing and selling	461,000	290,000
General and administrative	1,003,000	901,000
Research and development	2,000	24,000

Total operating expenses	1,466,000	1,215,000

Loss from operations	(3,576,000)	(2,252,000)
Other income	125,000	199,000
Interest expense, net	(1,350,000)	(909,000)

Loss before provision for income taxes	(4,801,000)	(2,962,000)
Provision for income taxes	1,000	1,000

Net loss	$(4,802,000)	$(2,963,000)

Weighted average shares outstanding	19,327,000	12,953,000

Basic and diluted loss per share	$(0.25)	$(0.23)

See accompanying notes to financial statements.

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(See Note 2)

	Six-Month Period Ended

	May 31,	May 31,
	2002	2001

Operating activities
Net loss	$(4,802,000)	$(2,963,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	356,000	327,000
Options Issued to Majority Shareholder	375,000	—
Provision for inventory obsolescence	(10,000)	—
Loss from Write Off of Assets	15,000	—
Net change in operating assets and liabilities
Increase in accounts receivable	(12,000)	(61,000)
Increase in inventories	(53,000)	(78,000)
Increase in other current assets	(146,000)	(82,000)
Increase in accounts payable and accrued expenses	304,000	224,000
Increase in interest payable	962,000	910,000

Net cash used in operating activities	(3,011,000)	(1,723,000)

Investing activities
Purchases of equipment	(2,357,000)	(194,000)
Proceeds from note receivable	508,000	—
Decrease in other assets	(2,000)	—

Net cash used in investing activities	(1,851,000)	(194,000)

Financing activities
Proceeds from line of credit	5,171,000	2,200,000
Forgiveness of debt	12,000	—

Net cash provided by financing activities	5,183,000	2,200,000

Net increase in cash	321,000	283,000
Cash — beginning of period	314,000	413,000

Cash — end of period	$635,000	$696,000

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Wilshire Technologies, Inc. (the “Company”) operates in one business segment, which is to develop, manufacture and market engineered polymer products for industrial cleanroom use. The Company has historically developed, manufactured and marketed engineered polymer products for industrial cleanroom use. In 1996, the Company divested its Medical Products and Transdermal Products divisions and focused primarily on products used in industrial cleanrooms, such as gloves and contamination control products. From 1996 through 2000, substantially all of the Company’s reported historic revenues have been related to sales of its contamination control products. On May 19, 2000, the Company completed the sale of certain assets and selected liabilities of the Company’s Wilshire Contamination Control division (the “division”) to Foamex Asia Co. LTD. (see Note 5). During the third quarter of fiscal 2000, sales of the Company’s polyurethane glove ceased and the Company focused upon securing a strategic partner for the new product development. Effective September 18, 2000, the Company signed a Product Development, Purchase and License Agreement (the “Agreement”) with the Lycra® division of E. I. DuPont de Nemours and Company (“DuPont”). Under the Agreement, DuPont developed and began to supply a new proprietary polyurethane material which is used by Wilshire to manufacture and sell a disposable polyurethane glove for industrial cleanroom applications. The Company, based in Carlsbad, California manufactures its products at the Tijuana, Mexico facility of its wholly owned subsidiary, Wilshire International de Mexico S.A. de C.V.

Basis of Presentation

The Company has incurred substantial losses since its inception in 1990, and has relied on working capital provided by Trilon Dominion Partners, LLC (“Trilon Dominion"-previously Dominion Capital, Inc.) in the form of both debt and equity to fund its operations. Management believes that Trilon Dominion will continue to support the Company as necessary through the end of fiscal year 2002.

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2002 is not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended November 30, 2001.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

NOTE 2. GOING CONCERN

The Company’s consolidated financial statements included elsewhere herein have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $28,327,000, shareholders’ deficit of $23,486,000 as of May 31, 2002, has suffered substantial recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on the Company’s ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurance that the Company will be able to raise additional capital in the future.

The Company anticipates continuing substantial negative cash flow from operating and investing activities through the next twelve months. The Company has projected its cash flow needs to be approximately $5 million for the remainder of calendar 2002. Trilon Dominion, the Company’s largest shareholder with over 83% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through the end of the calendar year 2002 to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to fund working capital and investment activities, (b) to obtain additional outside financing, and (c) ultimately sustain profitability. Management’s recent actions in regard to these matters are as follows:

1) During fiscal 2000, the Company sold selected assets and liabilities totaling $945,000 related to the Company’s Wilshire Contamination Control to Foamex Asia Co. LTD. (the “Buyer”), an affiliate of Foamex International (FMX: NASDAQ) for a potential sales price up to $2,500,000. (See Note 5). Payments of the sale price are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the Buyer of certain products. Foamex International is an international developer, manufacturer and supplier of high-quality foam, including key materials utilized in contamination control environments. Foamex Asia Co. Ltd., located in Singapore and in Thailand, is currently a major supplier of specialty foam products to the Asian market.

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

In accordance with the terms of the sale agreement, a payment in the amount of $258,000 was received from Foamex Asia Co. Ltd., on November 29, 2001 and applied against the receivable. During the first six months of 2002, the Company received two additional payments totaling approximately $508,000 from Foamex Asia Co. Ltd., which further reduced the principal balance to $179,000 at May 31, 2002.

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

The Company believes that with the potential of a return of $2,500,000 on the sale of its contamination control division to Foamex Asia Co., Ltd., with the cost-sharing agreements in place to lower operating costs, with the sales of its new glove, and with continued funding from Trilon Dominion, the Company will position itself to begin generating sufficient cash flow to fund working capital and investment activities by the end of 2003. If the Company does attain its sales goals, it believes that it will be able to raise additional capital, as needed in the future. There can be no assurances, however, that the Company will be successful in any of the above mentioned actions or plans on a timely basis, or at all.

NOTE 3. FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

	May 31,	November 30,
	2002	2001

Raw materials	$86,000	$40,000
Finished goods	37,000	30,000
Inventory reserves	(22,000)	(32,000)

	$101,000	$38,000

NOTE 4. LONG TERM ASSETS

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

The Company has evaluated the recoverability of the assets associated with its existing glove plant by measuring the carrying cost of those assets against the estimated undiscounted future cash flows associated with those assets. The future cash flows calculated by the analysis appeared sufficient to recover the value of the assets and thus no write down of the asset was recorded.

However, the Company acknowledges that the losses associated with the development of a polyurethane glove extended beyond the initial plan due to the extension of the time related to the strategic decision to find another source of polymer (a new proprietary polyurethane material developed and supplied by DuPont). The Company further acknowledges that the recoverability of its long term assets depends upon the Company increasing its manufacturing capacity of its glove dipping plant and also increasing sales of its glove beyond historic sales recorded for the previous twelve months.

During the second quarter of fiscal 2002, the Company continued extensive capital expansion programs to increase capacity levels and production efficiencies of the glove plant. The Company entered into a contract with a glove line manufacturer to construct two additional glove lines, with installation of the first of the two lines to take place in the third fiscal quarter of 2002. Due to the length of time needed to expand manufacturing capacity, (9 to 12 months per glove line), the Company anticipates that full capacity and manufacturing efficiencies associated with the new lines will not be attained until mid 2003.

However, if the Company continues to experience production delays and does not achieve higher production output and corresponding sales growth by the end of fiscal 2002, the Company may have to substantially reduce its assumptions regarding the future cash flow associated with certain long term assets (i.e. the initial glove line) and recognize a write of down of assets at that time. As a result, given the Company’s unprofitable past financial performance and the unpredictably of its future performance, there is uncertainty as to the Company’s ability to recover its investment in its long-term assets through the generation of future net cash flows. Precedent to such evaluation under the provisions of SFAS 121, however, the Company would have to reconsider its ability to continue as a going concern. (See discussion on Going Concern in Note 2 of the Notes to the Consolidated Financial Statements).

NOTE 5. SALE OF DIVISION

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

As no proceeds were due to the Company on the date of closing, the Company recorded a receivable, which equated to the net book value of the net assets sold. Such receivable totaled $945,000. The Company has a secured interest in the net assets sold. All payments of the sales price will be applied against the receivable, under the cost recovery method, with no recognition of gain until the receivable is paid in full. The Company believes that the asset recorded is not impaired. On November 29, 2001, the Company received a payment of $258,000 from Foamex Asia Co. Ltd., in compliance with the terms of the Agreement, which was applied against the receivable. During the first six months of 2002, the Company received two additional payments totaling $508,000 from Foamex Asia Co. Ltd., which further reduced the principal balance to $179,000 at May 31, 2002.

In addition to the sale of assets, the Buyer and Seller entered into an agreement (the “Ongoing Service Agreement”) where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex’s ongoing operation of the Division’s business. The agreement commenced on May 19, 2000 and has been subsequently amended to continue until December 31, 2002. The Company anticipates receiving approximately $550,000 from the agreement during fiscal year 2002, of which $228,000 has been received through May 31, 2002.

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

NOTE 6. LINE OF CREDIT

On March 31, 1998, the Company and Trilon Dominion Partners, L.L.C. (“Trilon”) completed an Amended and Restated Credit Agreement and Revolving Line of Credit (the “Amended Agreement”), secured by the Company’s assets.

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

In fiscal 2001, the Company issued demand notes totaling $3,956,000 at a rate of prime plus 3%. All of the notes are due on demand.

On December 17, 2001, the Company signed a Stock Option Agreement with Trilon. Under the Trilon agreement, the Company issued to Trilon 8,011,038 shares of the Company’s unissued authorized stock in cancellation of three demand notes plus accrued interest which totaled $1,291,000. The fair value of the option granted was estimated to be $375,000, which was recorded as a charge to earnings in the first quarter of 2002.

The Company issued two additional demand notes during the first quarter of fiscal 2002. On January 9, 2002, and February 13, 2002, demand notes totaling $2,155,000 were issued at a rate of prime plus 3% (4.75% at May 31, 2002). During the second quarter of fiscal 2002, the Company issued three additional demand notes. On March 11, 2002, April 22, 2002 and May 9, 2002, demand notes totaling $2,528,000 were issued at a rate of prime plus 3% (4.75% at May 31, 2002).

NOTE 7. COMMITMENTS AND CONTINGENCIES

Breast Implant Litigation

During the first six months of 2002, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2001, under Note 7 to the consolidated financial statements included therein.

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

As no proceeds were due to the Company on the date of closing, the Company recorded a receivable in the amount of $945,000, which equated to the net book value of the net assets sold. The Company has a secured interest in the net assets sold. All payments of the sales price shall be applied against the receivable, under the cost recovery method, with no recognition of gain until the receivable is paid in full. The Company believes that the asset recorded is not impaired. On November 29, 2001, the Company received a payment of $258,000 from Foamex Asia Co. Ltd., in compliance with the terms of the Agreement, which was applied against the receivable. During the first six months of 2002, the Company received two additional payments totaling $508,000 from Foamex Asia Co. Ltd., which further reduced the principal balance to $179,000 at May 31, 2002.

In addition to the sale of assets, the Buyer and Seller entered into an agreement (the “Ongoing Service Agreement”) where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex’s ongoing operation of the Division’s business. The agreement commenced on May 19, 2000, and has been subsequently amended to continue until December 31,2002. The Company anticipates receiving approximately $550,000 from the agreement during fiscal year 2002, of which $228,000 has been received through May 31, 2002.

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

In October 2001, the Company finished a retrofit of its glove dipping line to maximize production capacity for the new glove. As part of the retrofit program, the Company made a strategic decision to design new glove formers in order to improve the fit of the glove and thus improve product yields. Vendor design changes pushed the delivery of the formers to the second quarter of fiscal year 2002. Consequently, during the first six months of fiscal 2002, the Company experienced lower production levels than planned as it continued to produce gloves on the old glove formers.

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

The Company has evaluated the recoverability of the assets associated with its existing glove plant by measuring the carrying cost of those assets against the estimated undiscounted future cash flows associated with those assets. The future cash flows calculated by the analysis appeared sufficient to recover the value of the assets and thus no write down of the asset was recorded.

However, the Company acknowledges that the losses associated with the development of a polyurethane glove extended beyond the initial plan due to the extension of the time related to the strategic decision to find another source of polymer (a new proprietary polyurethane material developed and supplied by DuPont). The Company further acknowledges that the recoverability of its long term assets depends upon the Company increasing its manufacturing capacity of its glove dipping plant and also increasing sales of its glove beyond historic sales recorded for the previous twelve months.

During the second quarter of fiscal 2002, the Company continued extensive capital expansion programs to increase capacity levels and production efficiencies of the glove plant. The Company entered into a contract with a glove line manufacturer to construct two additional glove lines, with installation of the first of the two lines to take place in the third fiscal quarter of 2002. Due to the length of time needed to expand manufacturing capacity, (9 to 12 months per glove line), the Company anticipates that full capacity and manufacturing efficiencies associated with the new lines will not be attained until mid 2003.

However, if the Company continues to experience production delays and does not achieve higher production output and corresponding sales growth by the end of fiscal 2002, the Company may have to substantially reduce its assumptions regarding the future cash flow associated with certain long term assets (i.e. the initial glove line) and recognize a write of down of assets at that time. As a result, given the Company’s unprofitable past financial performance and the unpredictably of its future performance, there is uncertainty as to the Company’s ability to recover its investment in its long-term assets through the generation of future net cash flows. Precedent to such evaluation under the provisions of SFAS 121, however, the Company would have to reconsider its ability to continue as a going concern.(See discussion on Going Concern in Note 2 of the Notes to the Consolidated Financial Statements).

The Company received orders from key Japanese semiconductor and diskdrive customers totaling $155,000 during the first quarter of fiscal 2002, and shipped $79,000 of product against those orders. During the second quarter of 2002, the Company received additional orders from customers totaling $241,000 and shipped $148,000 of product against the orders, leaving a backlog of $ 153,000 as of May 31, 2002. Even though the delay of the new formers has reduced the Company’s production levels, the Company believes it will be able to meet all open purchase order commitments.

In addition to serving its Japanese customers, during the first six months of fiscal 2002 the Company focused on expanding the introduction of the glove to domestic markets, with particular focus in the personal protection and medical device markets. The Company has sent samples to a number of customers within these markets and received its first order in June 2002 for use by a customer as personal protection.

The sale of the Company’s Wilshire Contamination Control Division along with the extensive development cycle of the new glove has continued to impact the Company’s ability to generate cash. The Company further anticipates that additional funding of working capital totaling approximately $5 Million through calendar year 2002, will be required as the Company focuses on ramping up production capacity and sales of its new polyurethane glove.

As of November 30, 2001, the Company had used its current credit facilities. Consequently, in order to raise funds to support its working capital needs for fiscal 2002, the Company signed a Stock Option Agreement (“Agreement”) with Trilon Dominion Partners, L.L.C. (“Trilon”).

Under the Trilon Agreement, on December 17, 2001 the Company issued to Trilon (the Company’s largest shareholder owning over 83% of the Company’s outstanding shares), 8,011,038 shares of the Company’s unissued authorized stock in cancellation of $1,291,000 of indebtedness and interest. The Agreement also granted to Trilon the following three options: (i) an option, issued on December 17, 2001, to purchase 16,445,900 shares of Common Stock at $0.14 per share, exercisable at any time before 2003; (ii) an option, to be issued upon approval of an increase in the Company’s authorized stock, to purchase an additional 1,600,000 shares of Common Stock, which may also be purchased at $0.14 per share at any time before 2003; and (iii) an additional option to purchase from the Company at $0.14 per share that number of shares of Common Stock necessary to increase Trilon’s beneficial ownership of the Company’s Common Stock to 90% of the shares outstanding after exercise of all options granted in the Agreement and after the deemed exercise of all other then outstanding options and warrants. The options granted to Trilon under the Agreement may be exercised for cash or, at Trilon’s election, by canceling outstanding indebtedness of the Company to Trilon in an amount equal to the exercise price. An Amendment to the Articles of Incorporation to increase the Company’s authorized number of shares of common stock by 50,000,000 to 100,000,000 was approved by the Company’s shareholders at its Annual Meeting of Shareholders on May 13, 2002 and became effective on May 17, 2002.

The Agreement contains certain covenants regarding corporation events which restrict the Company, without the prior written consent of Trilon, from (a) issuing any shares of its Preferred Stock, (b) issuing any shares of its Common Stock except pursuant to warrants or options outstanding on the date of the Agreement, (c) paying any dividend payable in stock (of any class or classes) or in any obligations or stock convertible into or exchangeable for shares of Common Stock, upon its Common Stock or make any distribution (other than ordinary cash dividends) to holders of its Common Stock, (d) granting to holders of its Common Stock generally any rights or options, (e) effecting any capital reorganization or reclassification of capital stock of the Company, (f) consolidating with, or merging into, any other corporation or to transfer its property as an entirety or substantially as an entirety, or (g) effecting the liquidation, dissolution or winding up of the Company. These covenants remain in effect until the option and additional option have been exercised or expired. In connection with any consent of Trilon to the foregoing, Trilon may require adjustments to the exercise price in order to protect its purchase rights with respect to the option. Trilon may exercise the option at any time before 2003. The fair value of the option granted was estimated to be $375,000, which was recorded as a charge to earnings in the first quarter of 2002.

Trilon Dominion has advised the Company that it will continue to support the Company as necessary through the end of calendar year 2002; however no assurance of their support can be given. (See discussion on Going Concern in Note 2 of the Notes to the Consolidated Financial Statements).

Results of Operations

Net Sales

The Company markets its products directly to end-users through a limited number of internal sales personnel as well as through international, national and regional distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net sales increased by $29,000 (24%) to $148,000 in the second quarter of 2002 as compared to sales of $119,000 for the comparable period in 2001. Net sales increased by $97,000 (75%) to $227,000 for the first six months of 2002 as compared to $130,000 for the first six months of 2001. The increase in sales for quarter and first six months is due to an increase in orders for the Company’s DuraCLEAN® with Lycra® glove from key Japanese semiconductor and diskdrive customers.

Gross Margin

For the second quarter ended May 31, 2002, the Company recorded a negative gross margin of $1,192,000 as compared to a negative gross margin of $519,000 in the same period of 2001. For the first six months of 2002, the Company recorded a negative gross margin of $2,110,000 as compared to a negative gross margin of $ 1,037,000 for the comparable period in 2001. The losses for the quarter and first six months were primarily attributable to high-unabsorbed operating costs of its glove manufacturing plant as the Company ramped up production in 2002 of its a new polyurethane glove made with proprietary material supplied by Dupont and began extensive capital expansion projects.

Marketing and Selling Expenses

Marketing and selling expenses increased by $122,000 (84%) to $267,000 for the quarter ended May 31, 2002 from $145,000 for the comparable period of 2001. The first six months of Marketing and selling expenses increased by $171,000 (59%) to $461,000 from $290,000 for the first six months of 2001. The increase in expenses for the quarter and first six months, as compared to 2001, was primarily attributable to an increase in headcount as well as an increase in marketing, tradeshow and travel expenses associated with the introduction of the new glove to customers.

General and Administrative Expenses

General and administrative expenses include costs related to the Company’s administrative costs such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities.

General and administrative expenses increased by $101,000 (22%) to $561,000 for the second quarter of 2002 from $460,000 in the second quarter of 2001. For the first six months of fiscal 2002, General and Administrative expenses increased by $102,000 (11%) to $1,003,000 from $901,000 for the first six months of fiscal 2001. The increase in expenses for the quarter and first six months was primarily due to the accrual of a Company bonus plan for 2002.

Research and Development

Research and development expenses decreased by $2,000 (67.0%) to $1,000 for the second quarter of fiscal 2002 from $3,000 for the comparable period in 2001. Research and development expenses decreased by $22,000 (92%) to $2,000 as compared to Research and development expenses of $24,000 for the first six months of 2001. The decrease in expenses for the quarter and first six months was primarily due to the commercialization of the Company’s DuraCLEAN® with Lycra® glove during the last half of fiscal year 2001.

Other Income/Expense

Other income of $67,000 decreased by $45,000 (40%) for the quarter ended May 31,2002 as compared to $112,000 of Other income for the comparable period in 2001. Other income of $125,000 for the first six months of 2002 decreased by $74,000 (37%) as compared to Other income of $199,000 for the first six months of 2001. The decrease in Other income for the quarter is primarily due to a write off of assets totaling $15,000 and an increase in royalty expense to Dupont totaling $21,000 related to sales of its new glove as stipulated by the Product Development, Purchase and License Agreement with the LYCRA® division of DuPont. The decrease in Other income for the first six months is due to the items noted above as well as the payment of $44,000 for the purchase of a new automobile for Mr. Steve Scibelli, a former President and CEO of the Company, as dictated by Mr. Scibelli’s Employment Agreement.

Interest Expense, Net

Interest expense increased by $49,000 (11%) to $514,000 for the second quarter of fiscal year 2002 as compared to $465,000 of Interest expense for the comparable period in 2001. Interest expense of $1,350,000 for the first six months of 2002 increased by $441,000 (49%) from Interest expense of $909,000 for the first six months of 2001. The increase in Interest expense for the quarter is due to an increase in debt outstanding mitigated by a decrease in prime rate. The increase in Interest expense for the first six months is primarily due to a charge of $375,000 in the first quarter of 2002 related to the fair value of a stock option agreement entered into with Trilon on December 17, 2001 as well as an increase in debt outstanding. Interest expense related primarily to the line of credit due to Trilon Dominion Partners, LLC. (See Note 6).

Income Taxes

For the quarters ended May 31, 2002, and May 31, 2001, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the condensed financial statements for 2001 and 2002.

Going Concern

The Company’s consolidated financial statements included elsewhere herein have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $28,327,000, shareholders’ deficit of $23,486,000 as of May 31, 2002, has suffered substantial recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on the Company’s ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurance that the Company will be able to raise additional capital in the future.

The Company anticipates continuing substantial negative cash flow from operating and investing activities through the next twelve months. The Company has projected its cash flow needs to be approximately $5 million for the remainder of calendar 2002. Trilon Dominion, the Company’s largest shareholder with over 83% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through the end of the calendar year 2002 to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to fund working capital and investment activities, (b) to obtain additional outside financing, and (c) ultimately sustain profitability. Management’s recent actions in regard to these matters are as follows:

1) During fiscal 2000, the Company sold selected assets and liabilities totaling $945,000 related to the Company’s Wilshire Contamination Control to Foamex Asia Co. LTD. (the “Buyer”), an affiliate of Foamex International (FMX: NASDAQ) for a potential sales price up to $2,500,000. (See Note 5). Payments of the sale price are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the Buyer of certain products. Foamex International is an international developer, manufacturer and supplier of high-quality foam, including key materials utilized in contamination control environments. Foamex Asia Co. Ltd., located in Singapore and in Thailand, is currently a major supplier of specialty foam products to the Asian market.

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

In accordance with the terms of the sale agreement, a payment in the amount of $258,000 was received from Foamex Asia Co. Ltd., on November 29, 2001 and applied against the receivable. During the first six months of 2002, the Company received two additional payments totaling approximately $508,000 from Foamex Asia Co. Ltd., which further reduced the principal balance to $179,000 at May 31, 2002.

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

The Company believes that with the potential of a return of $2,500,000 on the sale of its contamination control division to Foamex Asia Co., Ltd., with the cost-sharing agreements in place to lower operating costs, with the sales of its new glove, and with continued funding from Trilon Dominion, the Company will position itself to begin generating sufficient cash flow to fund working capital and investment activities by the end of 2003. If the Company does attain its sales goals, it believes that it will be able to raise additional capital, as needed in the future. There can be no assurances, however, that the Company will be successful in any of the above mentioned actions or plans on a timely basis, or at all.

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

During 2001 and for the first six months of 2002, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was

$ 3,011,000 for the first six months of 2002 versus net cash used in operating activities of $1,723,000 for the corresponding period in 2001. The increase in the cash used in operating activities was primarily due to the expansion of the Company’s glove factory during the first six months of fiscal 2002.

Net cash used in investing activities was $1,851,000 for the first six months of 2002, versus net cash used in investing activities of $194,000 for the first six months of 2001. The higher investing activities for fiscal 2002 were related to capital expansion projects to the Company’s glove factory, offset by proceeds received in connection with the sale of assets to Foamex.

Net cash provided by financing activities was $5,183,000 for the first six months of fiscal 2002 versus $2,200,000, for 2001, respectively. The debt financing in both years was obtained from Trilon Dominion Partners, LLC.

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

In fiscal 2001, the Company issued demand notes totaling $3,956,000 at a rate of prime plus 3%. All of the notes are due on demand.

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

The Company issued two additional demand notes during the first quarter of fiscal 2002. On January 9, 2002, and February 13, 2002, demand notes totaling $2,155,000 were issued at a rate of prime plus 3% (4.75 % at May 31, 2002). During the second quarter of fiscal 2002, the Company issued three additional demand notes. On March 11, 2002, April 22, 2002 and May 9, 2002, demand notes totaling $2,528,000 were issued at a rate of prime plus 3% (4.75% at May 31, 2002).

As of June 1, 2002, the Company has used its current credit facilities and anticipates continuing negative cash flow from operating and investing activities through calendar 2002. The Company has projected its cash flow needs to be approximately $5 Million for the remainder of calendar 2002. Trilon Dominion, the Company’s largest shareholder with over 83% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through calendar year 2002 to the extent of such budgeted cash flow requirements. However, given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. If such commitment is not met, it is likely that the Company will not have the necessary resources to fund its operations for the next 12 months.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, which eliminates the pooling method of accounting for intangible assets and goodwill acquired in a business combination initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have material impact on its financial position or results of operations.

In July 2001, The FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS 142 will have a material impact on the Company’s financial position or results of operations.

In August 2001, FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard is effective for the Company’s financial statements beginning December 1, 2002. The Company is currently evaluating the impact, if any, the implementation of this Statement will have on the Company’s financial position or results of operations.

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

Effective November 30, 2000 the Company performed a cumulative calculation of the impact of the equity transactions since January 1996 and determined that the revised exercise price of each settlement warrant as of that date was $1.39 and the total number of shares issuable under the settlement warrants equaled 4,613,658 at the same date.

On December 17, 2001, the Company signed Stock Option Agreements with Trilon Dominion Partners, L.L.C. (“Trilon”) and E.I. DuPont de Nemours (“DuPont”), respectively.

Under the Trilon agreement, the Company issued to Trilon (the Company’s largest shareholder owning over 83% of the Company’s outstanding shares), 8,011,038 shares of the Company’s unissued authorized stock in cancellation of $1,291,000 of indebtedness. The option agreement further reserved an initial 16,445,900 shares of stock (subject to further adjustments) at a price of $.14 per share, for further sale to Trilon. Trilon may exercise the option at any time before 2003.

In concurrence with the Trilon Stock Option Agreement, the Company also entered into an agreement with DuPont whereby DuPont surrendered its option to purchase 2 million shares of the Company’s common stock at $.50 per share in return for an option with an exercise price of $1 million. Upon exercise of the option, DuPont would receive 10% of the net proceeds if the Company were liquidated through a sale of assets or common stock to another company, which is not an affiliate of Trilon Dominion. Unless extended, the option expires on December 31, 2004.

The execution of the Trilon Agreement and the DuPont Agreement caused certain anti-dilution adjustments under Warrant Agreement. Effective December 31, 2001, the Company performed a cumulative calculation of the impact of the equity transactions and determined that the revised exercise price of each settlement warrant was $.69 and the total number of shares issuable under the settlement warrants equaled 9,343,961 at the same date.

Item 3. Defaults Upon Senior Securities:

None.

Item 4. Submission of Matters to a Vote of Security Holders:

Registrant has solicited proxies pursuant to regulation 14A of the Securities Exchange Act (Proxy Statement dated April 4, 2002) for its Annual Meeting of Shareholders on May 13, 2002. There was no opposition to management’s nominees for the directors listed in the Proxy Statement. All such nominees were elected by the affirmative vote of 20,637,363 shares, which were the number of shares represented at the meeting. The number of shares not voted were 327,029. Additionally, an amendment to Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 was adopted by the affirmative vote of 17,936,519 shares, with 110,552 shares against the motion and 2,917,352 shares not voted.

Item 5. Other Information:

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.217	Demand note dated March 11, 2002 between the Registrant and Trilon Dominion Partners, L.L.C.

10.218	Demand note dated April 22, 2002 between the Registrant and Trilon Dominion Partners, L.L.C.

10.219	Demand note dated May 9, 2001 between the Registrant and Trilon Dominion Partners, L.L.C.

10.220	Certificate of Amendment to Registrar’s Articles of Incorporation.

(b)  Reports on Form 8-K:

None.

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE TECHNOLOGIES, INC

Dated: June 28, 2002	By:	/S/ Kathleen E. Terry

Kathleen E. Terry Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)