Form 10QSB
period 2002-08-31
WILSHIRE TECHNOLOGIES INC
filed 2002-10-15
CIK 891762

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

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

(760) 929-7200
(Issuer’s telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     The number of shares outstanding of the registrant’s only class of Common Stock, no par value, were 20,964,423 on September 26, 2002.

Transitional Small Business Disclosure Format. Yes [   ] No [X]

WILSHIRE TECHNOLOGIES, INC.

Wilshire Technologies, Inc.
Condensed Consolidated Balance Sheets
(See Note 2)

PART 1

Item 1.

	August 31,	November 30,
	2002	2001

	(Unaudited)	(Note 1)
Assets
Current assets:
Cash	$566,000	$314,000
Accounts receivable trade, less allowance for doubtful accounts of $375 at August 31, 2002 and November 30, 2001	54,000	46,000
Inventories (Note 3)	122,000	38,000
Other current assets	441,000	320,000

Total current assets	1,183,000	718,000
Property and equipment, net (Note 4)	5,481,000	2,644,000
Patents and trademarks, net	47,000	29,000
Receivable due from sale of division (Note 5)	—	687,000

	$6,711,000	$4,078,000

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$259,000	$171,000
Accrued expenses	619,000	390,000
Interest payable-related party (Note 6)	6,705,000	5,164,000
Line of credit- related party due on demand (Note 6)	25,769,000	18,704,000

Total current liabilities	33,352,000	24,429,000

Commitments and contingencies
Shareholders’ deficit (Note 6)
Preferred stock, no par value, 2,000,000 shares authorized and none issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 20,964,423 and 12,953,385 shares issued and outstanding at August 31, 2002 and November 30, 2001, respectively	27,204,000	25,912,000
Common stock warrants and options	870,000	495,000
Accumulated deficit	(54,715,000)	(46,758,000)

Total shareholders’ deficit	(26,641,000)	(20,351,000)

	$6,711,000	$4,078,000

See accompanying notes to financial statements.

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(See Note 2)

	Three-Month Period Ended

	August 31,	August 31,
	2002	2001

Net sales	$157,000	$25,000
Cost of sales	1,731,000	824,000

Gross loss	(1,574,000)	(799,000)

Operating expenses:
Marketing and selling	296,000	214,000
General and administrative	244,000	315,000
Research and development	—	10,000
Loss due to impairment of fixed assets	600,000	—

Total operating expenses	1,140,000	539,000

Loss from operations	(2,714,000)	(1,338,000)
Other income, net	137,000	81,000
Interest expense, net	(578,000)	(475,000)

Loss before provision for income taxes	(3,155,000)	(1,732,000)
Provision for income taxes	—	—

Net loss	$(3,155,000)	$(1,732,000)

Weighted average shares outstanding	20,964,000	12,953,000

Basic and diluted loss per share	$(0.15)	$(0.13)

See accompanying notes to financial statements.

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(See Note 2)

	Nine-Month Period Ended

	August 31,	August 31,
	2002	2001

Net sales	$384,000	$155,000
Cost of sales	4,068,000	1,991,000

Gross loss	(3,684,000)	(1,836,000)

Operating expenses:
Marketing and selling	757,000	504,000
General and administrative	1,247,000	1,216,000
Research and development	2,000	34,000
Loss due to impairment of fixed assets	600,000	—

Total operating expenses	2,606,000	1,754,000

Loss from operations	(6,290,000)	(3,590,000)
Other income, net	262,000	280,000
Interest expense, net	(1,928,000)	(1,384,000)

Loss before provision for income taxes	(7,956,000)	(4,694,000)
Provision for income taxes	1,000	1,000

Net loss	$(7,957,000)	$(4,695,000)

Weighted average shares outstanding	19,879,000	12,953,000

Basic and diluted loss per share	$(0.40)	$(0.36)

See accompanying notes to financial statements.

Wilshire Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(See Note 2)

	Nine-Month Period Ended

	August 31,	August 31,
	2002	2001

Operating activities
Net loss	$(7,957,000)	$(4,695,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568,000	486,000
Options Issued to Majority Shareholder	375,000	—
Loss from Write Off of Assets	142,000	—
Loss due to Impairment of Fixed Assets	600,000	—
Net change in operating assets and liabilities
Increase in accounts receivable	(8,000)	(18,000)
Increase in inventories	(84,000)	(100,000)
Increase in other current assets	(121,000)	(65,000)
Increase in accounts payable and accrued expenses	317,000	234,000
Increase in interest payable	1,554,000	1,385,000

Net cash used in operating activities	(4,614,000)	(2,773,000)

Investing activities
Purchases of equipment	(4,145,000)	(280,000)
Proceeds from note receivable	687,000	—
Increase in other assets	(20,000)	—

Net cash used in investing activities	(3,478,000)	(280,000)

Financing activities
Proceeds from line of credit	8,344,000	3,165,000

Net cash provided by financing activities	8,344,000	3,165,000

Net increase in cash	252,000	112,000
Cash – beginning of period	314,000	413,000

Cash – end of period	$566,000	$525,000

See accompanying notes to financial statements.

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

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending November 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended November 30, 2001.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Significant intercompany amounts and transactions have been eliminated.

NOTE 2. GOING CONCERN

The Company’s consolidated financial statements included elsewhere herein have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $32,169,000 and a shareholders’ deficit of $26,641,000 as of August 31, 2002, has suffered substantial recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on the Company’s ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurance that the Company will be able to raise additional capital in the future.

The Company anticipates continuing substantial negative cash flow from operating and investing activities through the next twelve months. The Company has projected its cash flow needs to be approximately $3 million for the remainder of calendar 2002. Trilon Dominion, the Company’s largest shareholder with over 83% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through the end of the calendar year 2002 to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to fund working capital and investment activities, (b) to obtain additional outside financing, and (c) ultimately obtain and sustain profitability. Management’s recent actions in regard to these matters are as follows:

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

In accordance with the terms of the sale agreement, a payment in the amount of $258,000 was received from Foamex Asia Co. Ltd., on November 29, 2001 and applied against the receivable. During the first nine months of 2002, the Company received three additional payments totaling approximately $780,000 from Foamex Asia Co. Ltd., of which $687,000 was applied to the remaining principal balance — now paid in full — and $93,000 recognized as other income in the third quarter ended August 31, 2002.

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

The Agreement grants the Company an exclusive two-year license to purchase the “Material” for the manufacture of its glove for sale into the cleanroom, non-medical glove markets of North America, Asia (ex-Japan) and Japan. The Agreement allows for up to three annual extensions of the exclusivity period for the purchasing rights and for the selling rights into North America and Asia (ex-Japan) upon the Company meeting certain performance criteria. In order to maintain the exclusivity of the purchasing and selling rights beyond the initial two-year period, the Company is required to meet annual revenue thresholds of $6.9M, $16.3M and $26.5M for the 12-month periods ending June 30, 2003, 2004 and 2005, respectively. If the Company does not meet the stated minimum revenue requirement, the Company can obtain annual non-exclusive rights in these markets upon achievement of lesser annual thresholds of $3.45M, $8.15M and $13.25M for the 12-month periods ending June 30, 2003, 2004 and 2005, respectively. Given that Company’s sales for the first nine months of fiscal 2002 totaled $384,000, it is unlikely that the Company will meet the minimum revenue requirements for the 12 month period ending June 30, 2003. Although the Company is in discussions with DuPont regarding the modification of the revenue threshold requirements, the License Agreement has not been modified nor are there any assurances from DuPont that it will be. Therefore, there can be no assurance that the DuPont will extend the rights to use DuPont’s Material, on an exclusive or non-exclusive basis, for periods beyond the initial two-year period.

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

The Company began production of the new gloves in the third quarter of 2001 and believes that the new, improved DuraCLEAN® gloves using LYCRA® eglantine fiber will offer the market a glove with improved cleanliness, durability and comfort. The glove will also have excellent ESD properties. The glove has the distinct advantage of being able to be used as a one time disposable product or, because of its durability, can be relaundered and used multiple times. The relaunderability benefit is a significant factor as it allows for a reduction in the cost of the glove and a large reduction in the waste stream of the customer, which is a growing concern in the market.

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

The Company believes that with the potential of a return of $2,500,000 — of which $1,038,000 has been received by the Company as of August 31, 2002 — on the sale of its contamination control division to Foamex Asia Co., Ltd., with the cost-sharing agreements in place to lower operating costs, with the sales of its new glove, and with continued funding from Trilon Dominion, the Company will position itself to begin generating sufficient cash flow to fund working capital and investment activities by the end of 2003. If the Company does attain its sales goals, it believes that it will be able to raise additional capital, as needed in the future. There can be no assurances, however, that the Company will be successful in any of the above mentioned actions or plans on a timely basis, or at all.

NOTE 3. FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

	August 31,	November 30,
	2002	2001

Raw materials	$95,000	$40,000
Work in process	3,000	—
Finished goods	56,000	30,000
Inventory reserves	(32,000)	(32,000)

	$122,000	$38,000

NOTE 4. LONG TERM ASSETS

Property and equipment consist of the following:

	August 31,	November 30,
	2002	2001

Machinery and Equipment	$3,654,000	$4,303,000
Furniture and Office Equipment	566,000	512,000
Leasehold improvements	634,000	222,000
Construction in progress	3,260,000	329,000

	$8,114,000	$5,366,000
Less accumulated depreciation and amortization	(2,633,000)	(2,722,000)

	$5,481,000	$2,644,000

The Company has adopted the provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

During the third quarter of fiscal 2002, the Company continued extensive capital expansion programs to increase capacity levels and production efficiencies of the glove plant. As part of the expansion, the Company wrote off assets deemed no longer recoverable with a net book value of $97,000. Additionally, the Company identified certain assets totaling $600,000 associated with the original glove dipping line to be replaced early in fiscal 2003. In accordance with the Company’s accounting policies, the depreciable life of the asset would be adjusted to fully depreciate the asset by early 2003. However, due to the uncertainty as to the Company’s ability to recover its investment in its long-term assets through the generation of future net cash flows through 2003, the Company recognized a loss due to impairment of such assets totaling $600,000 in the third quarter ended August 31, 2002.

The Company has evaluated the recoverability of the assets associated with its existing glove plant by measuring the carrying cost of those assets — after write downs — against the estimated undiscounted future cash flows associated with those assets. The future cash flows calculated by the analysis appeared sufficient to recover the value of the assets and thus no write down of the asset was recorded.

However, the Company acknowledges that the losses associated with the development of a polyurethane glove extended beyond the initial plan due primarily to the extension of the time related to the strategic decision to find another source of polymer (a new proprietary polyurethane material developed and supplied by DuPont). The Company further acknowledges that the recoverability of its long term assets depends upon the Company increasing its manufacturing capacity of its glove dipping plant and also substantially increasing sales of its glove beyond historic sales recorded for the previous twelve months.

During the third quarter of fiscal 2002, the Company continued extensive capital expansion programs to increase capacity levels and production efficiencies of the glove plant. The Company entered into a contract with a glove line manufacturer to construct two additional glove lines, with installation of the first of the two lines to take place in the last fiscal quarter of 2002. Due to the length of time needed to expand manufacturing capacity, (9 to 12 months per glove line), the Company anticipates that full capacity and manufacturing efficiencies associated with the new lines will not be attained until mid 2003.

However, if the Company continues to experience production delays and does not achieve higher production output and corresponding sales growth by the end of fiscal 2002, the Company may have to substantially reduce its assumptions regarding the future cash flow associated with certain long term assets (i.e. the initial glove line) and recognize an additional write down of assets at that time. As a result, given the Company’s unprofitable past financial performance and the unpredictability of its future performance, there is substantial uncertainty as to the Company’s ability to recover its investment in its long-term assets through the generation of future net cash flows. In light of such uncertainty, the Company may seek an independent third party valuation of its long term assets by the end of fiscal 2002 to support the fair value of such assets, or an impairment charge, if any, that is to be recognized.

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

As no proceeds were due to the Company on the date of closing, the Company recorded a receivable, which equated to the net book value of the net assets sold. Such receivable totaled $945,000. All payments of the sales price were applied against the receivable, under the cost recovery method, with no recognition of gain until the receivable was paid in full. On November 29, 2001, the Company received a payment of $258,000 from Foamex Asia Co. Ltd., in compliance with the terms of the Agreement, which was applied against the receivable. During the first nine months of 2002, the Company received three additional payments totaling approximately $780,000 from Foamex Asia Co. Ltd., of which $687,000 was applied to the remaining principal balance — now paid in full — and $93,000 recognized as other income in the third quarter ended August 31, 2002.

In addition to the sale of assets, the Buyer and Seller entered into an agreement (the “Ongoing Service Agreement”) where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex’s ongoing operation of the Division’s business. The agreement commenced on May 19, 2000 and has been subsequently amended to continue until December 31, 2002. The Company anticipates receiving approximately $550,000 from the agreement during fiscal year 2002, of which $345,000 has been received through August 31, 2002.

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

For the first nine months of fiscal 2001, the Company issued demand notes totaling $3,165,000 at a rate of prime plus 3%. All of the notes are due on demand. On October 5, 2001, November 5, 2001 and December 7, 2001, the Company issued additional demand notes totaling $1,279,000 at a prime rate of prime plus 3%, plus additional interest totaling $12,000 on such notes.

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

The Agreement contains certain covenants regarding corporation events which restrict the Company, without the prior written consent of Trilon, from (a) issuing any shares of its Preferred Stock, (b) issuing any shares of its Common Stock except pursuant to warrants or options outstanding on the date of the Agreement, (c) paying any dividend payable in stock (of any class or classes) or in any obligations or stock convertible into or exchangeable for shares of Common Stock, upon its Common Stock or make any distribution (other than ordinary cash dividends) to holders of its Common Stock, (d) granting to holders of its Common Stock generally any rights or options, (e) effecting any capital reorganization or reclassification of capital stock of the Company, (f) consolidating with, or merging into, any other corporation or to transfer its property as an entirety or substantially as an entirety, or (g) effecting the liquidation, dissolution or winding up of the Company. These covenants remain in effect until the option and additional option have been exercised or expired. As of August 31, 2002, the Company is in compliance with such covenants. In connection with any consent of Trilon to the foregoing, Trilon may require adjustments to the exercise price in order to protect its purchase rights with respect to the option. Trilon may exercise the option at any time before 2003. The fair value of the option granted was estimated to be $375,000, which was recorded as interest expense in the first quarter of 2002.

The Company issued two additional demand notes during the first quarter of fiscal 2002. On January 9, 2002, and February 13, 2002, demand notes totaling $2,155,000 were issued at a rate of prime plus 3% (7.75% at August 31, 2002). During the second quarter of fiscal 2002, the Company issued three additional demand notes. On March 11, 2002, April 22, 2002 and May 9, 2002, demand notes totaling $2,528,000 were issued at a rate of prime plus 3% (7.75% at August 31, 2002). In the third quarter of fiscal 2002, the Company issued four additional demand notes. On June 7, 2002, July 2, 2002, August 6, 2002 and August 19, 2002, demand notes totaling $3,173,000 were issued at a rate of prime plus 3% (7.75% at August 31,2002).

NOTE 7. COMMITMENTS AND CONTINGENCIES

Breast Implant Litigation

During the first nine months of 2002, there have been no significant developments in the Breast Implant Litigation. For information regarding legal proceedings, refer to the information contained in the Company’s Annual Report on Form 10-KSB for the fiscal year ended November 30, 2001, under Note 7 to the consolidated financial statements included therein.

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

As no proceeds were due to the Company on the date of closing, the Company recorded a receivable in the amount of $945,000, which equated to the net book value of the net assets sold. All payments of the sales price were applied against the receivable, under the cost recovery method, with no recognition of gain until the receivable was paid in full. On November 29, 2001, the Company received a payment of $258,000 from Foamex Asia Co. Ltd., in compliance with the terms of the Agreement, which was applied against the receivable. During the first nine months of 2002, the Company received three additional payments totaling approximately $780,000 from Foamex Asia Co. Ltd., of which $687,000 was applied to the remaining principal balance — now paid in full — and $93,000 recognized as other income in the third quarter ended August 31, 2002.

In addition to the sale of assets, the Buyer and Seller entered into an agreement (the “Ongoing Service Agreement”) where the Company agreed to provide Foamex, for due consideration, certain labor, facilities, services, personnel and other items with respect to Foamex’s ongoing operation of the Division’s business. The agreement commenced on May 19, 2000, and has been subsequently amended to continue until December 31, 2002. The Company anticipates receiving approximately $550,000 from the agreement during fiscal year 2002, of which $345,000 has been received through August 31, 2002.

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

The Agreement grants the Company an exclusive two-year license to purchase the “Material” for the manufacture of its glove for sale into the cleanroom, non-medical glove markets of North America, Asia (ex-Japan) and Japan. The Agreement allows for up to three annual extensions of the exclusivity period for the purchasing rights and for the selling rights into North America and Asia (ex-Japan) upon the Company meeting certain performance criteria. In order to maintain the exclusivity of the purchasing and selling rights beyond the initial two-year period, the Company is required to meet annual revenue thresholds of $6.9M, $16.3M and $26.5M for the 12-month periods ending June 30, 2003, 2004 and 2005, respectively. If the Company does not meet the stated minimum revenue requirement, the

Company can obtain annual non-exclusive rights in these markets upon achievement of lesser annual thresholds of $3.45M, $8.15M and $13.25M for the 12-month periods ending June 30, 2003, 2004 and 2005, respectively. Given that Company’s sales for the first nine months of fiscal 2002 totaled $384,000, it is unlikely that the Company will meet the minimum revenue requirements for the 12 month period ending June 30, 2003. Although the Company is in discussions with DuPont regarding the modification of the revenue threshold requirements, the License Agreement has not been modified nor are there any assurances from DuPont that it will be. Therefore, there can be no assurance that the DuPont will extend the rights to use DuPont’s Material, on an exclusive or non-exclusive basis, for periods beyond the initial two-year period.

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

During fiscal year 2001, the Company finalized a commercial version of DuraCLEAN® with Lycra® glove. The Company began a controlled production ramp up as it focused on process and yield improvement programs.

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

In October 2001, the Company finished a retrofit of its glove dipping line to maximize production capacity for the new glove. As part of the retrofit program, the Company made a strategic decision to design new glove formers in order to improve the fit of the glove and thus improve product yields. Vendor design changes pushed the delivery of the formers to the third and fourth quarter of fiscal year 2002. Consequently, during the nine months of fiscal 2002, the Company experienced lower production levels than planned as it continued to produce gloves on the old glove formers.

In the third quarter of fiscal 2002, productions levels and yields increased as the Company began to replace old glove formers with the newly designed formers and completed mechanical improvements to the glove dipping process. These enhancements to the production process contributed to improvements to product quality and consistency during the quarter. The Company subsequently made a marketing decision to retrieve unsold inventory of product (made early in the quarter) from its Japanese distributor and provide newer, more consistent product. Accordingly, a reserve for potential sales returns totaling $52,000 was recorded at August 31, 2002.

During the third quarter, the Company obtained FDA clearance to sell the Company’s DuraCLEAN® with Lycra® glove into the medical examination glove markets. The FDA clearance positioned the Company to expand its target customers in the medical device, pharmaceutical and biotechnology industries. In anticipation of the FDA approval, the Company completed certain plant improvements during the third quarter to allow it to service customers from these markets.

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

During the third quarter of fiscal 2002, the Company continued extensive capital expansion programs to increase capacity levels and production efficiencies of the glove plant. As part of the expansion, the Company wrote off assets deemed no longer recoverable with a net book value of $97,000. Additionally, the Company identified certain assets totaling $600,000 associated with the original glove dipping line to be replaced early in fiscal 2003. In accordance with the Company’s accounting policies, the depreciable life of the asset would be adjusted to fully depreciate the asset by early 2003. However, due to the uncertainty as to the Company’s ability to recover its investment in its long-term assets through the generation of future net cash flows through 2003, the Company recognized a loss due to impairment of such assets totaling $600,000 in the third quarter ended August 31, 2002.

The Company has evaluated the recoverability of the assets associated with its existing glove plant by measuring the carrying cost of those assets – after write downs — against the estimated undiscounted future cash flows associated with those assets. The future cash flows calculated by the analysis appeared sufficient to recover the value of the assets and thus no write down of the asset was recorded.

However, the Company acknowledges that the losses associated with the development of a polyurethane glove extended beyond the initial plan due primarily to the extension of the time related to the strategic decision to find another source of polymer (a new proprietary polyurethane material developed and supplied by DuPont). The Company further acknowledges that the recoverability of its long term assets depends upon the Company increasing its manufacturing capacity of its glove dipping plant and also substantially increasing sales of its glove beyond historic sales recorded for the previous twelve months.

As previously discussed, during the third quarter of fiscal 2002, the Company continued extensive capital expansion programs to increase capacity levels and production efficiencies of the glove plant. The Company entered into a contract with a glove line manufacturer to construct two additional glove lines, with installation of the first of the two lines to take place in the last fiscal quarter of 2002. Due to the length of time needed to expand manufacturing capacity, (9 to 12 months per glove line), the Company anticipates that full capacity and manufacturing efficiencies associated with the new lines will not be attained until mid 2003.

However, if the Company continues to experience production delays and does not achieve higher production output and corresponding sales growth by the end of fiscal 2002, the Company may have to substantially reduce its assumptions regarding the future cash flow associated with certain long term assets (i.e. the initial glove line) and recognize an additional write down of assets at that time. As a result, given the Company’s unprofitable past financial performance and the unpredictability of its future performance, there is substantial uncertainty as to the Company’s ability to recover its investment in its long-term assets through the generation of future net cash flows. In light of such uncertainty, the Company may seek an independent third party valuation of its long term assets by the end of fiscal 2002 to support the fair value of such assets, or an impairment charge, if any, that is to be recognized.

The Company’s sales of $384,000 for the first nine months of fiscal 2002 were primarily to key Japanese semiconductor and diskdrive customers. In addition to serving its Japanese customers, the Company focused on expanding the introduction of the glove to domestic markets, with particular focus in the personal protection and medical device markets. The Company began receiving orders in the third quarter of fiscal 2002 from customers within these markets.

The sale of the Company’s Wilshire Contamination Control Division along with the extensive development cycle of the new glove has continued to impact the Company’s ability to generate cash. The Company further anticipates that additional funding of working capital totaling approximately $3 Million through calendar year 2002, will be required as the Company focuses on ramping up production capacity and sales of its new polyurethane glove.

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

The Agreement contains certain covenants regarding corporation events which restrict the Company, without the prior written consent of Trilon, from (a) issuing any shares of its Preferred Stock, (b) issuing any shares of its Common Stock except pursuant to warrants or options outstanding on the date of the Agreement, (c) paying any dividend payable in stock (of any class or classes) or in any obligations or stock convertible into or exchangeable for shares of Common Stock, upon its Common Stock or make any distribution (other than ordinary cash dividends) to holders of its Common Stock, (d) granting to holders of its Common Stock generally any rights or options, (e) effecting any capital reorganization or reclassification of capital stock of the Company, (f) consolidating with, or merging into, any other corporation or to transfer its property as an entirety or substantially as an entirety, or (g) effecting the liquidation, dissolution or winding up of the Company. These covenants remain in effect until the option and additional option have been exercised or expired. As of August 31, 2002, the Company is in compliance with such covenants. In connection with any consent of Trilon to the foregoing, Trilon may require adjustments to the exercise price in order to protect its purchase rights with respect to the option. Trilon may exercise the option at any time before 2003. The fair value of the option granted was estimated to be $375,000, which was recorded as interest expense in the first quarter of 2002.

Trilon Dominion has advised the Company that it will continue to support the Company as necessary through the end of calendar year 2002; however, as no written agreement exists, no assurance of their support can be given. (See discussion on Going Concern in Note 2 of the Notes to the Consolidated Financial Statements).

Results of Operations

Net Sales

The Company markets its products directly to end-users through a limited number of internal sales personnel as well as through international, national and regional distributors. Revenue for all sales is recognized when title transfers, generally when products are shipped.

Net sales increased by $132,000 (528%) to $157,000 in the third quarter of 2002 as compared to sales of $25,000 for the comparable period in 2001. Net sales increased by $229,000 (148%) to $384,000 for the first nine months of 2002 as compared to $155,000 for the first nine months of 2001.

The gross sales for the quarter and the first nine months of fiscal 2002 were reduced by a sales return allowance totaling $52,000. The Company experienced quality issues with production of certain glove sizes during the first two months of the third quarter. Enhancements to the production process in August 2002 addressed the problem. The Company subsequently made a marketing decision to retrieve unsold inventory of product made during this time period from its Japanese distributor and recorded a reserve for potential sales returns at August 31, 2002.

The increase in net sales for quarter and first nine months, is due to an increase in orders for the Company’s DuraCLEAN® with Lycra® glove from key Japanese semiconductor and diskdrive customers.

Gross Margin

For the third quarter ended August 31, 2002, the Company recorded a negative gross margin of $1,574,000 as compared to a negative gross margin of $799,000 in the same period of 2001. For the first nine months of 2002, the Company recorded a negative gross margin of $3,684,000 as compared to a negative gross margin of $1,836,000 for the comparable period in 2001. The losses for the quarter and first nine months were primarily attributable to high-unabsorbed operating costs of its glove manufacturing plant as the Company ramped up production in 2002 of its new polyurethane glove made with proprietary material supplied by Dupont and began extensive capital expansion projects.

Marketing and Selling Expenses

Marketing and selling expenses increased by $82,000 (38%) to $296,000 for the quarter ended August 31, 2002 from $214,000 for the comparable period of 2001. The first nine months of Marketing and selling expenses increased by $253,000 (50%) to $757,000 from $504,000 for the first nine months of 2001. The increase in expenses for the quarter and first nine months, as compared to 2001, was primarily attributable to an increase in headcount as well as an increase in marketing, tradeshow and travel expenses associated with the introduction of the new glove to customers.

General and Administrative Expenses

General and administrative expenses include costs related to the Company’s administrative costs such as executive and office salaries, related payroll expenses, investor relations, professional fees, supplies and utilities.

General and administrative expenses decreased by $71,000 (23%) to $244,000 for the third quarter of 2002 from $315,000 in the third quarter of 2001. For the first nine months of fiscal 2002, General and Administrative expenses increased by $31,000 (3%) to $1,247,000 from $1,216,000 for the first nine months of fiscal 2001. The decrease in the quarter was primarily due to a reversal of a year to date accrual of a Company bonus plan for 2002. The increase in the first nine months was primarily due to increases in headcount.

Research and Development

No research and development expenses were incurred for the third quarter of fiscal 2002 as compared to $10,000 for the comparable period in 2001. Research and development expenses decreased by $32,000 (94%) to $2,000 as compared to Research and development expenses of $34,000 for the first nine months of 2001. The decrease in expenses for the quarter and first nine months was primarily due to the commercialization of the Company’s DuraCLEAN® with Lycra® glove during the last half of fiscal year 2001.

Loss Due to Impairment of Fixed Assets

During the third quarter of fiscal 2002, the Company continued extensive capital expansion programs to increase capacity levels and production efficiencies of the glove plant. As part of the expansion program, the Company identified certain assets totaling $600,000 associated with the original glove dipping line to be replaced early in fiscal 2003. In accordance with the Company’s accounting policies, the depreciable life of the asset would be adjusted to fully depreciate the asset by early 2003. However, due to the uncertainty as to the Company’s ability to recover its investment in its long-term assets through the generation of future net cash flows through 2003, the Company recognized a loss due to impairment of such assets totaling $600,000 in the third quarter ended August 31, 2002.

Other Income/Expense

Other income/expense of $137,000 increased by $56,000 (69%) for the quarter ended August 31, 2002 as compared to $81,000 of Other income/expense for the comparable period in 2001. Other income/expense of $137,000 for the quarter ended August 31, 2002 was comprised of approximately $ 292,000 of Other income offset by approximately $156,000 of Other expense. Other income consisted primarily of $117,000 of consulting income from Foamex Asia Co. Ltd., $50,000 from Dupont for marketing support (as agreed to in the September 2000 Product Development, Purchase and License Agreement between the Company and DuPont), $93,000 from Foamex Asia Co. Ltd. (in accordance with the terms of the sale of the Wilshire Contamination Control Division to Foamex Asia in May 2000 -see Note 5) and $33,000 in forgiven trade payables. Other expenses for the quarter consisted primarily of $97,000 from a write off of assets, $18,000 for payment of a life insurance premium for Mr. Steve Scibelli, a former President and CEO of the Company (as dictated by Mr. Scibelli’s Employment Agreement) and $32,000 in royalty payments to Dupont.

Other income/expense of $262,000 for the first nine months of 2002 decreased by $18,000 (6%) as compared to Other income/expense of $280,000 for the first nine months of 2001. The decrease in Other income/expense for the first nine months is due to the items noted above as well as the payment of $44,000 for the purchase of a new automobile for Mr. Steve Scibelli, as dictated by Mr. Scibelli’s Employment Agreement.

Interest Expense, Net

Interest expense increased by $103,000 (22%) to $578,000 for the third quarter of fiscal year 2002 as compared to $475,000 of Interest expense for the comparable period in 2001. Interest expense of $1,928,000 for the first nine months of 2002 increased by $544,000 (39%) from Interest expense of $1,384,000 for the first nine months of 2001. The increase in Interest expense for the quarter is due to an increase in debt outstanding mitigated by a decrease in prime rate. The increase in Interest expense for the first nine months is primarily due to a charge of $375,000 in the first quarter of 2002 related to the fair value of a stock option agreement entered into with Trilon on December 17, 2001 as well as an increase in debt outstanding. Interest expense related primarily to the line of credit due to Trilon Dominion Partners, LLC. (See Note 6).

Income Taxes

For the quarters ended August 31, 2002, and August 31, 2001, the Company sustained losses for both financial reporting and income tax purposes. A tax provision of $1,000 related to state income taxes was recorded in the condensed financial statements for 2001 and 2002.

Going Concern

The Company’s consolidated financial statements included elsewhere herein have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $32,169,000 and a shareholders’ deficit of $26,641,000 as of August 31, 2002, has suffered substantial recurring losses from operations and is economically dependent on its majority shareholder to finance operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Continuation of the Company is dependent on the Company’s ability to negotiate additional arrangements with its majority shareholder, raise additional capital and to achieve profitability. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital from its majority shareholder to fund operations to date, there can be no assurance that the Company will be able to raise additional capital in the future.

The Company anticipates continuing substantial negative cash flow from operating and investing activities through the next twelve months. The Company has projected its cash flow needs to be approximately $3 million for the remainder of calendar 2002. Trilon Dominion, the Company’s largest shareholder with over 83% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through the end of the calendar year 2002 to the extent of such budgeted cash flow requirements. However given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. In the event that such funds are not received it is unlikely that the Company will be successful in raising capital from other sources. If adequate funds are not available to finance current operations, the Company will be unable to execute its business development efforts and may be unable to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to (a) generate sufficient cash flow to fund working capital and investment activities, (b) to obtain additional outside financing, and (c) ultimately obtain and sustain profitability. Management’s recent actions in regard to these matters are as follows:

1) During fiscal 2000, the Company sold selected assets and liabilities totaling $945,000 related to the Company’s Wilshire Contamination Control to Foamex Asia Co. LTD. (the “Buyer”), an affiliate of Foamex International (FMX: NASDAQ) for a potential sales price up to $2,500,000 (See Note 5). Payments of the sale price are due from the Buyer on a quarterly basis based on a fixed percentage of sales by the Buyer of certain products. Foamex International is an international developer, manufacturer and supplier of high-quality foam, including key materials utilized in contamination control environments. Foamex Asia Co. Ltd., located in Singapore and in Thailand, is currently a major supplier of specialty foam products to the Asian market.

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

In accordance with the terms of the sale agreement, a payment in the amount of $258,000 was received from Foamex Asia Co. Ltd., on November 29, 2001 and applied against the receivable. During the first nine months of 2002, the Company received three additional payments totaling approximately $780,000 from Foamex Asia Co. Ltd., of which $687,000 was applied to the remaining principal balance-now paid in full- and $93,000 recognized as other income in the third quarter ended August 31, 2002.

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

The Company began production of the new gloves in the third quarter of 2001 and believes that the new, improved DuraCLEAN® gloves using LYCRA® eglantine fiber will offer the market a glove with improved cleanliness, durability and comfort. The glove will also have excellent ESD properties. The glove has the distinct advantage of being able to be used as a one time disposable product or, because of its durability, can be relaundered and used multiple times. The relaunderability benefit is a significant factor as it allows for a reduction in the cost of the glove and a large reduction in the waste stream of the customer, which is a growing concern in the market.

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

The Company believes that with the potential of a return of $2,500,000 -of which $1,038,000 has been received by the Company as of August 31, 2002- on the sale of its contamination control division to Foamex Asia Co., Ltd., with the cost-sharing agreements in place to lower operating costs, with the sales of its new glove, and with continued funding from Trilon Dominion, the Company will position itself to begin generating sufficient cash flow to fund working capital and investment activities by the end of 2003. If the Company does attain its sales goals, it believes that it will be able to raise additional capital, as needed in the future. There can be no assurances, however, that the Company will be successful in any of the above mentioned actions or plans on a timely basis, or at all.

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

During 2001 and for the first nine months of 2002, the Company has not generated sufficient cash from operations to fund its working capital and equipment purchase requirements. Net cash used in operating activities was $4,614,000 for the first nine months of 2002 versus net cash used in operating activities of $2,773,000 for the corresponding period in 2001. The increase in the cash used in operating activities was primarily due to the expansion of the Company’s glove factory during the first nine months of fiscal 2002.

Net cash used in investing activities was $3,478,000 for the first nine months of 2002, versus net cash used in investing activities of $280,000 for the first nine months of 2001. The higher investing activities for fiscal 2002 were related to capital expansion projects to the Company’s glove factory, offset by proceeds received in connection with the sale of assets to Foamex.

Net cash provided by financing activities was $8,344,000 for the first nine months of fiscal 2002 versus $3,165,000, for 2001, respectively. The financing in both years was obtained from Trilon Dominion Partners, LLC.

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

For the first nine months of fiscal 2001, the Company issued demand notes totaling $3,165,000 at a rate of prime plus 3%. All of the notes are due on demand. On October 5, 2001, November 5, 2001 and December 7, 2001, the Company issued additional demand notes totaling $1,279,000 at a prime rate of prime plus 3%, plus additional interest totaling $12,000 on such notes.

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

The Company issued two additional demand notes during the first quarter of fiscal 2002. On January 9, 2002, and February 13, 2002, demand notes totaling $2,155,000 were issued at a rate of prime plus 3% (7.75% at August 31, 2002). During the second quarter of fiscal 2002, the Company issued three additional demand notes. On March 11, 2002, April 22, 2002 and May 9, 2002, demand notes totaling $2,528,000 were issued at a rate of prime plus 3% (7.75% at August 31, 2002). In the third quarter of fiscal 2002, the Company issued four additional demand notes. On June 7, 2002, July 2, 2002, August 6, 2002 and August 19, 2002, demand notes totaling $3,173,000 were issued at a rate of prime plus 3% (7.75% at August 31, 2002).

As of September 1, 2002, the Company has used its current credit facilities and anticipates continuing negative cash flow from operating and investing activities through calendar 2002. The Company has projected its cash flow needs to be approximately $3 Million for the remainder of calendar 2002. Trilon Dominion, the Company’s largest shareholder with over 83% of the shares outstanding, has acknowledged the Company’s cash flow needs and has indicated its commitment to provide financial support to the Company through calendar year 2002 to the extent of such budgeted cash flow requirements. However, given that no written commitment exists, the Company is exposed to the substantial risk that it will not receive the funds from Trilon Dominion to fund present and future working capital needs. If such commitment is not met, it is likely that the Company will not have the necessary resources to fund its operations for the next 12 months.

Risk Factors

On September 30, 2002, the Pacific Maritime Association (PMA), which represents port employers on the West Coast, extended its lockout of dockworkers at all West Coast ports because of an ongoing dispute with the International Longshore and Warehouse Union (ILWU). The Company’s final delivery of its redesigned formers has been delayed due to the strike. If the strike continues into the fourth quarter of fiscal 2002, planned increases in production for that quarter may be impacted.

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

In August 2001, FASB issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This standard is effective for the Company’s fiscal year beginning December 1, 2002. The Company is currently evaluating the impact, if any, the implementation of this Statement will have on the Company’s financial position or results of operations.

Item 3. Procedures and Controls

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

For information regarding legal proceedings, refer to the information contained in the Company’s annual report on Form 10-KSB for the fiscal year ended November 30, 2001 under the heading, “Legal Proceedings” and Note 7 to the financial statements therein.

Item 2. Changes in Securities and Use of Proceeds:

None since May 17, 2002 when the Articles of Incorporation were amended to increase the authorized number of shares from 50,000,000 to 100,000,000.

Item 3. Defaults Upon Senior Securities:

     None.

Item 4. Submission of Matters to a Vote of Security Holders:

     None.

Item 5. Other Information:

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

10.221	Demand note dated June 7, 2002 between the Registrant and Trilon Dominion Partners, L.L.C.

10.222	Demand note dated July 2, 2002 between the Registrant and Trilon Dominion Partners, L.L.C.

10.223	Demand note dated August 6, 2002 between the Registrant and Trilon Dominion Partners, L.L.C.

10.224	Demand note dated August 19, 2002 between the Registrant and Trilon Dominion Partners, L.L.C.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

     None.

SIGNATURES

In accordance with requirements of the Securities Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSHIRE TECHNOLOGIES, INC

Dated: October 14, 2002	By:	/S/ Kathleen E. Terry

Kathleen E. Terry Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

I, Kevin Mulvihill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q SB of Wilshire Technologies, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made. In light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information, included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant we have:

a	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within the 90 days prior to the filing date of this quarterly report, (the “Evaluation Date”); and

c	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002	/S/ Kevin T. Mulvihill

Kevin T. Mulvihill, Chief Executive Officer

I, Kathleen Terry, certify that:

1.	I have reviewed this quarterly report on Form 10-Q SB of Wilshire Technologies, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made. In light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information, included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant we have:

a	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within the 90 days prior to the filing date of this quarterly report, (the “Evaluation Date”); and

c	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002	/s/ Kathleen E. Terry

Kathleen E. Terry, Chief Financial Officer